Form 10QSB
period 1995-06-30
ANGELES PARTNERS X
filed 1995-08-10
CIK 317900

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-10304


                                 ANGELES PARTNERS X
          (Exact name of small business issuer as specified in its charter)


               California                                     95-3557899
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                        Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                         ANGELES PARTNERS X

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995

       Assets
            Cash:

                  Unrestricted                                            $   402,201

                  Restricted--tenant security deposits                         67,417
            Accounts receivable                                                 3,179

            Escrows for taxes and insurance                                   330,067

            Restricted escrows                                                289,845

            Other assets                                                      555,361
            Investment properties:

                  Land                                   $  1,386,074

                  Buildings and related personal
                        property                           17,849,684

                                                           19,235,758
                  Less accumulated depreciation           (10,569,581)      8,666,177
                                                                          $10,314,247

            Liabilities and Partners' Deficit


            Liabilities

                  Accounts payable                                        $   123,703

                  Tenant security deposits                                     70,954

                  Accrued taxes                                               164,775

                  Due to affiliate                                            350,276

                  Other liabilities                                           609,387

                  Mortgage notes payable                                   18,546,385


            Partners' Deficit
                  General partner                        $   (261,900)

                  Limited partners (18,645 units
                        issued and outstanding)            (9,289,333)     (9,551,233)
                                                                          $10,314,247



                   See Accompanying Notes to Financial Statements

      b)                         ANGELES PARTNERS X

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                           Three Months Ended        Six Months Ended
                                                 June 30,               June 30,

                                          1995         1994            1995       1994

       Revenues:
            Rental income              $1,055,939     $1,035,789    $2,073,442   $ 2,047,588

            Other income                   58,965         60,617       108,295       132,932

            Tax refunds                        --         65,210            --        65,210

                  Total revenue         1,114,904      1,161,616     2,181,737     2,245,730

       Expenses:

            Operating                     326,020        315,660       600,643       568,266

            General and
             administrative                44,638         70,045        90,614       133,532

            Property management fees       54,376         53,886       108,182       107,921

            Maintenance                   118,310        146,643       214,570       287,898

            Depreciation                  216,431        205,022       430,885       408,431

            Interest                      480,988        457,513       958,600       924,100

            Property taxes                 97,645        110,656       197,697       217,790

                  Total expenses        1,338,408      1,359,425     2,601,191     2,647,938

            Net loss                   $ (223,504)    $ (197,809)   $ (419,454)  $  (402,208)

       Net loss allocated to general
            partners (1%)              $   (2,235)    $   (1,978)   $   (4,195)  $    (4,022)

       Net loss allocated to limited
            partners (99%)               (221,269)      (195,831)     (415,259)     (398,186)

                                       $ (223,504)    $ (197,809)   $ (419,454)  $  (402,208)

       Net loss per limited
            partnership unit           $   (11.87)    $   (10.46)   $   (22.27)  $    (21.28)



                   See Accompanying Notes to Financial Statements

      c)                         ANGELES PARTNERS X

             STATEMENT OF CHANGES IN PARTNERS' DEFICIT - June 30, 1995
                                    (Unaudited)




                                         Limited
                                       Partnership   General        Limited
                                          Units      Partners      Partners          Total


       Original capital
          contributions                   18,714    $   1,000     $18,714,000     $18,715,000

       Partners' deficit at
          December 31, 1994               18,645    $(257,301)    $(8,874,074)    $(9,131,375)

       Distributions (Note C)                 --         (404)             --            (404)

       Net loss for the six months
          ended June 30, 1995                 --       (4,195)       (415,259)       (419,454)

       Partners' deficit at
          June 30, 1995                   18,645    $(261,900)    $(9,289,333)    $(9,551,233)



        See Accompanying Notes to Consolidated Financial Statements

      d)                         ANGELES PARTNERS X

                               STATEMENT OF CASH FLOWS
                                     (Unaudited)



                                                               Six Months Ended
                                                                   June 30,

                                                             1995           1994

       Cash flows from operating activities:

          Net loss                                         $(419,454)    $ (402,208)

          Adjustments to reconcile net loss to net cash provided by operating activities:

             Depreciation                                    430,885        408,431

             Amortization of discounts and loan costs         48,207         44,681

          Change in accounts:

             Restricted cash                                  (2,486)       (11,688)

             Accounts receivable                               3,562         (1,117)

             Escrows for taxes and insurance                  15,124         76,335

             Other assets                                    (23,812)       (20,708)

             Accounts payable                                 (4,678)       (18,864)

             Tenant security deposit liabilities               3,952            263

             Accrued taxes                                   (43,993)       (49,157)

             Due to affiliates                                59,665         82,386

             Other liabilities                               219,765          8,584

                  Net cash provided by
                      operating activities                   286,737        116,938

       Cash flows from investing activities:

          Property improvements and replacements            (218,302)      (190,070)

          Deposits to restricted escrows                     (62,947)       (35,504)

          Receipts from restricted escrows                    77,694        199,822

                  Net cash used in
                      investing activities                  (203,555)       (25,752)



                   See Accompanying Notes to Financial Statements

                                 ANGELES PARTNERS X

                                     (Unaudited)



                                                               Six Months Ended
                                                                   June 30,

                                                             1995           1994

       Cash flows from financing activities:

          Distributions to partners                        $   (404)     $  (1,571)

          Payments on mortgage notes payable                (64,143)       (58,759)

              Net cash used in financing activities         (64,547)       (60,330)

       Net increase (decrease) in cash                       18,635         30,856

       Cash at beginning of period                          383,566        411,550

       Cash at end of period                               $402,201      $ 442,406

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                           $706,680      $ 869,338



                   See Accompanying Notes to Financial Statements

      e)               ANGELES PARTNERS X LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note B - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates for the six months ended June 30, 1995 and 1994:


                                                      1995        1994

              Property management fees               $108,182   $107,921

              Marketing services                          476          0
              Reimbursement for services of
              affiliates including $350,276 and
              $233,427 accrued at June 30, 1995
              and 1994, respectively                   61,901     82,386



      The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

         Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totalling $3,187,840 at June 30, 1995. Interest expense for these loans was $197,100 and $186,141 for the six months ended June 30, 1995 and 1994, respectively. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable and maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest to be paid based on available cash flow. The General Partner and AMIT are currently negotiating AMIT's compliance with the aforementioned riders for its debt. The Partnership is recording interest at the stated rates of the loan documents (12.0% for Carriage AP X and 12.5% for Vista APX), until AMIT and the General Partner reach an accord on this issue.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

         This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,327 at June 30, 1995, and June 30, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $30,705 and $22,751 for the six months ended June 30, 1995 and 1994, respectively.


      Note C - Distributions

         Distributions of $40,404 and $157,121 were made for the six months ended June 30, 1995 and 1994, respectively, by Cardinal Woods Apartments, Ltd., the lower tier partnership. Of these distributions, Angeles Partners X, the Limited Partner, received $40,000 and $155,550, respectively, or 99% of the distributions. Angeles Realty Corporation, the general partner of Cardinal Woods, Ltd., received $404 and $1,571, respectively, or 1% of the distributions.

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended June 30, 1995, and June 30, 1994:

                                                             Average
                                                            Occupancy

       Property                                          1995        1994

       Cardinal Woods
          Cary, North Carolina                           97%          95%

       Greentree
          Mobile, Alabama                                98%          98%

       Carriage Hills
          East Lansing, Michigan                         95%          95%

       Vista Hills
          El Paso, Texas                                 80%          90%

        Occupancy at Vista Hills dropped in 1995 due to military and civilian job transfers as well as an increase in the unemployment rate in the El Paso, Texas market. As a result of this market change, the property is offering tenant concessions to increase occupancy. The occupancy rate for Vista Hills at June 30, 1995, was 88%.

         The Partnership realized a net loss for the three and six month periods ended June 30, 1995, of $223,504 and $419,454, respectively, versus a net loss of $197,809 and $402,208 for the three and six month periods ended June 30, 1994, respectively. The increase in net loss is also attributable to decreases in other income as a result of lower deposit forfeitures partially offset by increased lease cancellation fees. The increase in net loss for the three and six month periods ended June 30, 1995, as compared to the corresponding periods in 1994, is primarily attributable to the tax refund plus interest earned thereon received in the second quarter of 1994. General and administrative expenses have decreased for the three and six month periods ended June 30, 1995, as compared to the three and six month periods ended June 30, 1994, due to decreased reimbursements for partnership administration and decreased professional fees.

         At June 30, 1995, the Partnership had unrestricted cash of $402,201 compared to $442,406 at June 30, 1994. Net cash provided by operating activities increased primarily as a result of an increase in other liabilities. Net cash used in investing activities increased as a result of increased property improvements and replacements at Cardinal Woods and decreased receipts from restricted escrows. Net cash used in financing activities increased slightly due to an increase in principal payments paid on long term debt.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

          As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

                             PART II - OTHER INFORMATION


      ITEM 1.    LEGAL PROCEEDINGS

            The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


               a)   Exhibits:

                    Exhibit 27

               b)   Reports on Form 8-K:

                    None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ANGELES PARTNERS X LIMITED PARTNERSHIP

                                    By:   Angeles Realty Corporation
                                          General Partner



                                    By:
                                          Carroll D. Vinson
                                          President



                                    By:
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer



                                    Date: August 10, 1995

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ANGELES PARTNERS X LIMITED PARTNERSHIP

                                    By:   Angeles Realty Corporation
                                          General Partner



                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson



                                    By:   /s/Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer



                                    Date: August 10, 1995