Form 10QSB
period 1995-09-30
ANGELES PARTNERS X
filed 1995-11-13
CIK 317900

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                             ANGELES PARTNERS X

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
      Cash:
            Unrestricted                                            $   278,268
            Restricted--tenant security deposits                         73,359
      Accounts receivable                                                27,670
      Escrows for taxes and insurance                                   397,931
      Restricted escrows                                                267,898
      Other assets                                                      546,602
      Investment properties:
            Land                                   $  1,386,074
            Buildings and related personal
                  property                           18,041,626
                                                     19,427,700
            Less accumulated depreciation           (10,791,209)      8,636,491
                                                                    $10,228,219
      Liabilities and Partners' Deficit
      Liabilities
            Accounts payable                                        $   227,530
            Tenant security deposits                                     74,190
            Accrued taxes                                               230,094
            Due to affiliate                                            373,161
            Other liabilities                                           704,069
            Mortgage notes payable                                   18,491,665

      Partners' Deficit
            General partner                        $   (264,712)
            Limited partners (18,645 units
                  issued and outstanding)            (9,607,778)     (9,872,490)
                                                                    $10,228,219

[FN]

                 See Accompanying Notes to Financial Statements

b)                             ANGELES PARTNERS X

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                    1995         1994            1995        1994
 Revenues:
      Rental income              $1,089,576     $1,073,280    $3,163,018    $3,120,868
      Other income                   63,771         48,777       172,066       181,709
      Tax refunds                        --             --            --        65,210
            Total revenue         1,153,347      1,122,057     3,335,084     3,367,787
 Expenses:
      Operating                     393,802        277,885       994,445       846,151
      General and administrative     41,054         51,877       131,668       185,409
      Property management fees       55,914         54,603       164,096       162,524
      Maintenance                   179,576         99,609       394,146       387,507
      Depreciation                  228,006        202,536       658,891       610,967
      Interest                      483,283        466,127     1,441,883     1,390,227
      Property taxes                 93,373         98,188       291,070       315,978
      Loss on disposal of
        property                         --         25,181            --        25,181

            Total expenses        1,475,008      1,276,006     4,076,199     3,923,944
      Net loss                   $ (321,661)    $ (153,949)   $ (741,115)   $ (556,157)

 Net loss allocated to general
      partners (1%)              $   (3,217)    $   (1,540)   $   (7,411)   $   (5,562)
 Net loss allocated to limited
      partners (99%)               (318,444)      (152,409)     (733,704)     (550,595)

                                 $ (321,661)    $ (153,949)   $ (741,115)   $ (556,157)
 Net loss per limited
      partnership unit           $   (17.08)    $    (8.14)   $   (39.35)   $   (29.42)

[FN]
                 See Accompanying Notes to Financial Statements

c)                             ANGELES PARTNERS X

         STATEMENT OF CHANGES IN PARTNERS' DEFICIT - September 30, 1995
                                   (Unaudited)


                                     Limited
                                   Partnership    General       Limited
                                      Units      Partners      Partners        Total

 Original capital contributions      18,714     $   1,000    $18,714,000    $18,715,000
 Partners' deficit at
    December 31, 1994                18,645     $(257,301)   $(8,874,074)   $(9,131,375)
 Net loss for the nine months
    ended September 30, 1995             --        (7,411)      (733,704)      (741,115)
 Partners' deficit at
    September 30, 1995               18,645     $(264,712)   $(9,607,778)   $(9,872,490)

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS X

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                             1995          1994
 Cash flows from operating activities:
    Net loss                                              $ (741,115)   $ (556,157)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation                                          658,891       610,967
       Amortization of discounts and loan costs               72,380        67,088
       Loss on disposal of property                               --        25,181
    Change in accounts:
       Restricted cash                                        (8,428)       (5,475)
       Accounts receivable                                   (20,929)       (1,942)
       Escrows for taxes and insurance                       (52,740)      (10,864)
       Other assets                                          (35,184)      (29,384)
       Accounts payable                                       99,149        10,128
       Tenant security deposit liabilities                     7,188           231
       Accrued taxes                                          21,326        17,041
       Due to affiliates                                      82,550       111,808
       Other liabilities                                     314,447        (6,287)

        Net cash provided by operating activities            397,535       232,335

 Cash flows from investing activities:
    Property improvements and replacements                  (417,601)     (418,758)
    Deposits to restricted escrows                           (82,154)      (62,176)
    Receipts from restricted escrows                         118,848       400,904
            Net cash used in investing activities           (380,907)      (80,030)

 Cash flows from financing activities:
    Loan costs                                                    --       (56,502)
    Payments on mortgage notes payable                      (121,926)      (89,224)
       Net cash used in financing activities                (121,926)     (145,726)

 Net increase (decrease) in cash                           (105,298)        6,579
 Cash at beginning of period                                 383,566       411,550
 Cash at end of period                                    $  278,268    $  418,129

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $1,058,002    $1,300,377

[FN]

                 See Accompanying Notes to Financial Statements

e)                   ANGELES PARTNERS X LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates for the nine months ended September 30, 1995 and 1994:

                                                 1995        1994

        Property management fees               $164,096    $162,524
        Marketing services                       2,348           --
        Reimbursement for services of
            affiliates including $373,161
            $262,849 accrued at September
            1995 and 1994, respectively         87,529      111,808


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

Note B - Transactions with Affiliated Parties (continued)

   Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totalling $3,163,184 at September 30, 1995. Interest expense for these loans was $294,957 and $284,612 for the nine months ended September 30, 1995 and 1994, respectively. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable and maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest to be paid based on available cash flow.
In September 1995, an agreement to the modification of the AMIT notes payable was signed. The agreement modifies the notes such that they are in compliance with the aforementioned riders. The Partnership is recording interest at the stated rates of the loan documents (12% for Carriage APX and 12.5% for Vista
APX). The maturity dates are September 1, 2002 and September 1, 2000 for Vista APX and Carriage APX respectively.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.

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


Note B - Transactions with Affiliated Parties (continued)

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

   This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,327 at September 30, 1995, and September 30, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $45,879 and $35,432 for the nine months ended September 30, 1995 and 1994, respectively.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1995, and September 30, 1994:

                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Cardinal Woods
    Cary, North Carolina                           96%          96%
 Greentree
    Mobile, Alabama                                97%          98%
 Carriage Hills
    East Lansing, Michigan                         96%          95%
 Vista Hills
    El Paso, Texas                                 84%          90%

  Occupancy at Vista Hills declined in 1995 due to military and civilian job transfers as well as an increase in the unemployment rate in the El Paso, Texas market. As a result of this market change, the property is offering tenant concessions to increase occupancy.

   The Partnership realized net losses for the three and nine month periods ended September 30, 1995, of $321,661 and $741,115, respectively, versus net losses of $153,949 and $556,157 for the three and nine month periods ended September 30, 1994, respectively. The increase in net loss for the nine month period ended September 30, 1995, as compared to the corresponding period in 1994, is primarily attributable to the tax refund plus interest earned thereon received in the second quarter of 1994. The increase in net loss is also attributable to decreases in other income as a result of lower deposit forfeitures partially offset by increased lease cancellation fees. In the third quarter, Greentree received a refund of $14,562 as a result of a renegotiated laundry contract.

   Operating expenses have increased for the three and nine month periods ended September 30, 1995, as compared to the three and nine month periods ended September 30, 1994, due to the payment and accrual of a transfer fee to Peregrine Mortgage Company by Vista Hills and Carriage Hills in the third quarter of 1995. General and administrative expenses have decreased for the three and nine month periods ended September 30, 1995, as compared to the three and nine month periods ended September 30, 1994, due to decreased reimbursements for partnership administration and decreased professional fees. Maintenance expenses have increased for the three and nine month periods ended September 30, 1995, as compared to the three and nine month periods ended September 30, 1994, due to exterior building repairs at both Carriage Hills and Greentree. At September 30, 1995, Greentree had pool repairs, repairs to gutters and exterior painting expenses. Carriage Hills experienced increased roof repairs due to wind damage. These repairs were partially offset by insurance proceeds received during the second quarter of 1995.

   At September 30, 1995, the Partnership had unrestricted cash of $278,268 compared to $418,129 at September 30, 1994. Net cash provided by operating activities increased primarily as a result of an increase in other liabilities. Net cash used in investing activities increased as a result of decreased receipts from restricted escrows. Net cash used in financing activities decreased due to loan costs incurred in 1994 due to the Cardinal Woods and Greentree refinancings.

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



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


    a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b)  Reports on Form 8-K:

        None filed during the quarter ended September 30, 1995.

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


                              Date:  November 13, 1995