Form 10KSB
period 1995-12-31
ANGELES PARTNERS X
filed 1996-03-27
CIK 317900

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from         to
                        Commission file number 0-10304

                             ANGELES PARTNERS X

         California                               95-3557899
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


One Insignia Financial Plaza, P.O. Box 1089
Greenville, South Carolina                            29602
(Address of principal executive offices)            (Zip Code)

                  Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                               (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X .

   State issuer's revenues for its most recent fiscal year. $4,487,997

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's units is not available. Should a trading market develop for these units, it is management's belief that such trading would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None


                                    PART I

Item 1.   Description of Business

    Angeles Partners X (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner is Angeles Realty Corporation, a California corporation (hereinafter referred to as the "General Partner").

    The General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of each of the Registrant's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Registrant intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets. The General Partner's policy is to only commit cash from operations and financings secured by the real property to support operations, capital improvements and repayment of debt on a property specific basis.

    The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides property management services to each of the Partnership's investment properties.

    The business in which the Partnership is engaged is highly competitive. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar projects in its immediate area but with hundreds of similar projects throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the purchase and sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Item 2.   Description of Properties

The following table sets forth the Registrant's investments in properties:


                                Date of
 Property                       Purchase     Type of Ownership            Use
 Cardinal Woods Apartments      10/30/81   Fee ownership subject to     Apartment
      Cary, North Carolina                 first and second mortgages   184 units

 Greentree Apartments           12/31/81   Fee ownership subject to     Apartment
      Mobile, Alabama                      first and second mortgages   178 units

 Carriage Hills Apartments      07/30/82   Fee ownership subject to     Apartment
      East Lansing, Michigan               first mortgage               143 units

 Vista Hills Apartments         08/26/82   Fee ownership subject to     Apartment
      El Paso, Texas                       first mortgage               264 units


Schedule of Properties:

                                 Gross
                               Carrying     Accumulated                        Federal
 Property                        Value     Depreciation     Rate    Method    Tax Basis
 Cardinal Woods Apartments   $ 5,349,354   $ 2,999,401    5-25 yrs    S/L   $ 1,151,611
 Greentree Apartments          4,117,740     2,849,937    5-25 yrs    S/L       859,203
 Carriage Hills Apartments     4,051,778     2,149,672    5-25 yrs    S/L       891,597
 Vista Hills Apartments        6,076,065     3,023,438    5-25 yrs    S/L     1,765,932

                             $19,594,937   $11,022,448                      $ 4,668,343

     See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Debt:


                               Principal                                     Principal
                              Balance At                                      Balance
                             December 31,  Interest    Period    Maturity      Due At
 Property                         1995       Rate    Amortized     Date       Maturity
 Cardinal Woods Apartments
    1st mortgage             $ 3,855,582     7.83%   28.67 yrs    10/15/03  $ 3,389,934
    2nd mortgage                 121,941     7.83%      (3)       10/15/03      121,941

 Greentree Apartments
    1st mortgage               3,565,319     7.83%   28.67 yrs    10/15/03    3,134,699
    2nd mortgage                 112,761     7.83%      (3)       10/15/03      112,761

 Carriage Hills Apartments
    1st mortgage               3,392,459     9.84%     30 yrs     09/01/98    3,313,031

 Vista Hills Apartments
    1st mortgage               3,726,326    10.23%     30 yrs     09/01/00    3,567,233

 Other notes payable:

 Angeles Partners X (4)          501,326      (2)       (3)          11/97      501,326
 Cardinal Woods
   Apartments, Ltd. (1)          654,228    12.75%      (3)       12/31/03      654,228
 Carriage APX (1) (5)          1,200,000    12.00%      (3)          09/00    1,200,000
 Vista APX (1) (5)             1,300,000    12.50%      (3)          09/02    1,300,000
 Vista APX (4)                   150,000      (2)       (3)          11/97      150,000
                              18,579,942
 Less unamortized
   discount                     (127,974)

     Total                   $18,451,968                                    $17,445,153

(1)  Loan provided by Angeles Mortgage Investment Trust (See "Note D").
(2) Interest only payments at the prime interest rate or the prime interest rate plus 2%.
(3)  Interest only payments with a balloon payment at maturity.
(4)  Loan provided by Angeles Acceptance Pool, L.P. (See "Note D").
(5) Interest only payments are based on available cash flow; interest is being recorded at the stated rates.


Schedule of Rental Rates and Occupancy:

                                   Average Annual           Average Annual
                                    Rental Rates               Occupancy
 Property                       1995          1994          1995       1994

 Cardinal Woods Apartments   $6,044/unit   $5,577/unit      97%         96%
 Greentree Apartments         4,986/unit    4,863/unit      98%         98%
 Carriage Hills Apartments    8,525/unit    8,283/unit      96%         96%
 Vista Hills Apartments       5,237/unit    5,220/unit      85%         87%

   As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

   Real estate taxes and rates in 1995 for each property were:

                                 1995               1995
                                Billing             Rate

 Cardinal Woods Apartments      $62,302             1.22
 Greentree Apartments            35,999             5.15
 Carriage Hills Apartments      132,240         1.64 to 2.08
 Vista Hills Apartments         142,132             2.83

Item 3.  Legal Proceedings

       The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. Management of the Registrant believes that all such routine matters are adequately covered by insurance and will be resolved without material adverse effect upon the Partnership's financial condition, results of operation or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders

       None.

                                    PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

      The Partnership sold 18,714 Limited Partnership Units during its offering period. The Partnership currently has 18,645 Limited Partnership Units outstanding and 1,989 Limited Partners of record. During 1994, the number of Limited Partnership Units decreased by 69 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

      Distributions of $78,283 and $157,121 were made in 1995 and 1994, respectively, by Cardinal Woods, Ltd., a lower tier partnership. Of these distributions, Angeles Partners X, the Limited Partner, received $77,499 and $155,550 in 1995 and 1994, respectively, or 99% of the distribution in both years. Angeles Realty Corporation, the General Partner of Cardinal Woods, Ltd., received $784 and $1,571 in 1995 and 1994, respectively, or 1% of the distribution in both years.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

      The Partnership incurred a net loss of $909,201 for the year ended December 31, 1995, as compared to a net loss of $856,695 for the year ended December 31, 1994.

      Rental revenues for year ended December 31, 1995 as compared to the year ended December 31, 1994 increased slightly primarily as a result of rental rate increases at the properties in 1995. Operating expenses increased due to an increase in rental concessions in a an attempt to increase occupancy in 1995 and to the Partnership incurring a transfer fee payable to a mortgage holder. General and administrative expenses decreased due primarily to a decrease in cost reimbursements for partnership accounting, investor relations and asset management services. Maintenance expenses decreased in 1995 due to a significant increase in exterior improvement projects occurring in the fourth quarter of 1994 in order to improve the properties' appearance. The loss on disposal of property in 1995 and 1994 relates to the replacement of roofs at several of the Partnership's properties. The loss is the result of the write-off of roofs not yet fully depreciated.


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

Liquidity and Capital Resources

   The Partnership's primary sources of cash are from the operations of its investment properties and from refinancing of such properties. At December 31, 1995, the Partnership had unrestricted cash of $297,046 compared to $383,566 at December 31, 1994. Net cash provided by operating activities increased primarily as a result of an increase in accrued interest and other liabilities, partially offset by an increase in escrows for taxes and insurance. Net cash used in investing activities increased as a result of decreased receipts from restricted escrows and an increase in expenditures for property improvements and replacements. Net cash used in financing activities decreased due to loan costs incurred in 1994 for the Cardinal Woods Apartments and Greentree Apartments refinancing.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The outstanding indebtedness of the Partnership of $18,451,968 (net of discount) has maturity dates of November 1997 to December 2003, at which time $17,445,153 of balloon payments are due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

Item 7.  Financial Statements

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

         Report of Independent Auditors

         Balance Sheet - December 31, 1995

         Statements of Operations - Years ended December 31, 1995 and 1994

         Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

         Statements of Cash Flows - Years ended December 31, 1995 and 1994

         Notes to the Financial Statements


               Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners X


We have audited the accompanying balance sheet of Angeles Partners X as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners X as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                             /S/ ERNST & YOUNG LLP

Greenville, South Carolina
February 27, 1996

                              ANGELES PARTNERS X

                                 BALANCE SHEET

                               December 31, 1995
 Assets
   Cash and cash equivalents:
      Unrestricted                                                     $   297,046
      Restricted--tenant security deposits                                  69,185
   Accounts receivable                                                      19,045
   Escrows for taxes and insurance                                         417,041
   Restricted escrows                                                      195,454
   Other assets                                                            488,460
   Investment properties (Notes B and E):
     Land                                             $  1,386,074
     Buildings and related personal property            18,208,863
                                                        19,594,937
     Less accumulated depreciation                     (11,022,448)      8,572,489
                                                                       $10,058,720

 Liabilities and Partners' Deficit

 Liabilities
     Accounts payable                                                  $    72,425
     Tenant security deposits                                               69,607
     Accrued taxes                                                         193,682
     Due to affiliate (Note D)                                             401,887
     Other liabilities                                                     910,511
     Notes payable (Notes B, D and E)                                   18,451,968

 Partners' Deficit
     General partner                                  $   (267,177)
     Limited partners (18,645 units
     issued and outstanding)                            (9,774,183)    (10,041,360)
                                                                      $ 10,058,720

                See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS X

                           STATEMENTS OF OPERATIONS


                                                  Years Ended December 31,
                                                    1995            1994
 Revenues:
   Rental income                                 $4,262,673      $4,151,624
   Other income                                     225,324         242,917
       Total revenue                              4,487,997       4,394,541

 Expenses:
   Operating                                      1,290,515       1,154,403
   General and administrative                       192,669         229,130
   Property management fees (Note D)                222,065         217,652
   Maintenance                                      489,703         583,753
   Depreciation                                     890,130         819,726
   Interest                                       1,927,653       1,867,794
   Property taxes                                   379,807         355,344
       Total expenses                             5,392,542       5,227,802
   Loss before loss on disposal
       of property                                 (904,545)       (833,261)
   Loss on disposal of property                      (4,656)        (23,434)
          Net loss                               $ (909,201)     $ (856,695)

 Net loss allocated to general
   partner (1%)                                  $   (9,092)     $   (8,567)
 Net loss allocated to limited
   partners (99%)                                  (900,109)       (848,128)
          Net loss                               $ (909,201)     $ (856,695)

 Net loss per limited
   partnership unit                              $   (48.28)     $   (45.32)

                See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS X

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT


                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners        Total
 Original capital contributions      18,714     $   1,000     $18,714,000    $18,715,000

 Partners' deficit at
    December 31, 1993                18,714     $(247,163)    $(8,025,946)   $(8,273,109)

 Abandonment of Limited
    Partnership Units (Note G)          (69)           --              --             --

 Distributions (Note F)                  --        (1,571)             --         (1,571)

 Net loss for the year ended
    December 31, 1994                    --        (8,567)       (848,128)      (856,695)

 Partners' deficit at
    December 31, 1994                18,645      (257,301)     (8,874,074)    (9,131,375)

 Distributions (Note F)                  --          (784)             --           (784)

 Net loss for the year ended
    December 31, 1995                    --        (9,092)       (900,109)      (909,201)

 Partners' deficit at
    December 31, 1995                18,645     $(267,177)    $(9,774,183)  $(10,041,360)

                See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS X

                            STATEMENT OF CASH FLOWS


                                                             Years Ended December 31,
                                                               1995            1994
 Cash flows from operating activities:
    Net loss                                               $  (909,201)     $ (856,695)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation                                            890,130         819,726
       Amortization of discounts and loan costs                 96,599          91,123
       Loss on disposal property                                 4,656          23,434
    Change in accounts:
       Restricted cash                                          (4,255)         (3,597)
       Accounts receivable                                     (12,304)         (3,148)
       Escrows for taxes and insurance                         (71,850)        (38,147)
       Other assets                                             (2,809)          8,249
       Accounts payable                                         (4,350)          9,694
       Tenant security deposit liabilities                       2,605            (406)
       Accrued taxes                                           (15,086)        (12,319)
       Due to affiliates                                       111,276         139,570
       Other liabilities                                       469,284          75,641
        Net cash provided by operating activities              554,695         253,125

 Cash flows from investing activities:
    Property improvements and replacements                    (584,838)       (501,522)
    Deposits to restricted escrows                            (110,826)        (81,609)
    Receipts from restricted escrows                           219,964         480,249
    Insurance proceeds                                              --             119

        Net cash used in investing activities                 (475,700)       (102,763)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (164,731)       (120,272)
    Loan costs                                                      --         (56,502)
    Distributions to partners                                     (784)         (1,571)
        Net cash used in financing activities                 (165,515)       (178,345)

 Net decrease in cash and cash equivalents                     (86,520)        (27,983)
 Cash and cash equivalents at beginning of year                383,566         411,549
 Cash and cash equivalents at end of year                  $   297,046      $  383,566

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $ 1,407,356      $1,705,291

                See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS X

                         Notes to Financial Statements

                               December 31, 1995


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners X ( the Partnership ) is a California limited partnership organized in June 1980 to acquire and operate residential properties. The Partnership's General Partner is Angeles Realty Corporation, an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates four residential properties located in or near major urban areas in the United States.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Allocations to Partners: Net income (other than that arising from the occurrence of a sale or disposition) and net loss shall be allocated 1% to the General Partner and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership other than in connection with the dissolution of the Partnership, the Distributable Net Proceeds thereof, if any, which the General Partner determines are not required for support of the operations of the Partnership must be distributed: (i) first, to the General Partner and the Limited Partners in proportion to their interests in the Partnership, until all Limited Partners have received distributions equal to their Original Capital Investment Applicable to the Disposition plus their 6% additional Cumulative Distribution; (ii) second, to the General Partner in an amount equal to 4% of the aggregate sales price of the property; (iii) third, to the General Partner and the Limited Partners in proportion to their interests in the Partnership until all Limited Partners shall have received their additional 4% Cumulative Distribution; and (iv) thereafter, the remaining proceeds of the disposition shall be distributed eighty-eight percent (88%) to the Limited Partners in proportion to their interests in the Partnership, and twelve percent (12%) to the General Partner.

Depreciation: Depreciation is computed utilizing the straight-line method over an estimated useful life of 10 to 25 years for buildings and improvements and 5 years for furniture and fixtures. For tax purposes, depreciation is computed by using the straight-line method over an estimated life of 12 years for personal property and 40 years for real property.


Note A - Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Restricted Escrows:

     Capital Improvement - At the time of the refinancing of Cardinal Woods Apartments' and Greentree Apartments' mortgage notes payable in 1993, $427,575 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. The balance in the capital improvement escrows at December 31, 1995, is $16,862. The capital improvements are anticipated to be completed in calendar year 1996 and any excess funds will be returned for property operations.

     Reserve Account - In addition to the Capital Improvement reserves, general Reserve Accounts of $144,800 were established with the refinancing proceeds for the refinanced properties. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Reserve accounts are also maintained for Carriage Hills Apartments and Vista Hills Apartments. Reserve escrows for all properties totalled $178,592 at December 31, 1995.

Loan Costs: Loan costs totalling $676,878 with accumulated amortization of $238,358, included in "Other assets" at December 31, 1995, are being amortized on a straight-line basis over the life of the loans.

Note A - Organization and Significant Accounting Policies (continued)

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note B").

Advertising Costs: Advertising costs, $69,017 in 1995 and $64,486 in 1994, are charged to expense as they are incurred and included in operating expenses.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note B - Notes Payable

The principal terms of notes payable are as follows:



                              Monthly                          Principal     Principal
                              Payment     Stated                Balance      Balance At
                             Including   Interest   Maturity     Due At     December 31,
 Property                     Interest     Rate       Date     Maturity         1995
 Mortgages:
 Cardinal Woods Apartments
   1st mortgage               $ 28,814     7.83%    10/15/03  $ 3,389,934   $ 3,855,582
   2nd mortgage                    796     7.83%    10/15/03      121,941       121,941

 Greentree Apartments
   1st mortgage                 26,645     7.83%    10/15/03    3,134,699     3,565,319
   2nd mortgage                    736     7.83%    10/15/03      112,761       112,761

 Carriage Hills Apartments
   1st mortgage                 29,999     9.84%    09/01/98    3,313,031     3,392,459

 Vista Hills Apartments
   1st mortgage                 33,995    10.23%    09/01/00    3,567,233     3,726,326

 Other notes payable:
 Angeles Partners X (4)           (2)        (2)     11/97        501,326       501,326
 Cardinal Woods
   Apartments, Ltd. (1)           (3)     12.75%    12/31/03      654,228       654,228
 Carriage APX (1)                 (6)     12.00%     09/00      1,200,000     1,200,000
 Vista APX (1)                    (6)     12.50%     09/02      1,300,000     1,300,000
 Vista APX (4)                    (2)        (2)     11/97        150,000       150,000
                                                                            18,579,942
 Less unamortized
   discounts at a
   rate of 8.13% (5)                                                           (127,974)

         Total                $120,985                        $17,445,153   $18,451,968

(1)  Loan provided by Angeles Mortgage Investment Trust ("AMIT"). (See "Note
      D").
(2) Interest only payments at the prime interest rate or the prime interest rate plus 2%.
(3) Payments made based on excess cash flow, as defined in the First Deed of Trust and Security Agreement.
(4)  Loan provided by Angeles Acceptance Pool, L.P. (See "Note D")
(5) Discounts of $127,974 represent $66,490 relating to Cardinal Woods Apartments and $61,484 relating to Greentree Apartments.
(6) Interest only payments are based on available cash flow; interest is being recorded at the stated rates.


The estimated fair values of the Partnership's aggregate mortgages is approximately $15,200,000 as compared to the carrying value of $14,774,388. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions. The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the notes to affiliates as there are currently no markets in which the Partnership could obtain similar financing.

Note B - Notes Payable (continued)

Scheduled principal payments of notes payable subsequent to December 31 are as follows:

               1996                  $  142,963
               1997                     807,221
               1998                   3,471,579
               1999                     148,697
               2000                   4,914,467
            Thereafter                9,095,015

                                    $18,579,942

Mortgages are collateralized by the related property and improvements of the Partnership.

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of apartment properties, (3) change in rental income received in advance, and (4) loss on refinancing of property. The following is a reconciliation of reported net loss and Federal taxable income:


                                      1995           1994

 Net loss as reported             $  (909,201)   $  (856,695)
 Add (deduct):
  Depreciation differences           (123,965)      (120,434)
  Unearned income                      10,649         32,627
  Amortization                          3,185             --
  Other                                23,641        (44,384)

 Federal taxable loss              $ (995,691)   $  (988,886)

 Federal taxable loss per
     limited partnership unit      $   (52.87)   $    (52.31)

Note C - Income Taxes (continued)

The following is a reconciliation at December 31, 1995 between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


 Net deficiency as reported              $(10,041,360)
 Land and buildings                         3,650,460
 Accumulated depreciation                  (7,554,606)
 Mortgage discount                             (9,088)
 Syndication fees                           2,070,973
 Other                                        143,645

 Net deficiency - Federal tax basis      $(11,739,976)


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates in 1995 and 1994:

                                                         1995            1994

 Property management fee                               $222,065        $217,652

 Reimbursement for services of affiliates
 including $401,887 accrued at
 December 31, 1995                                      123,526         145,326

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note D - Transactions with Affiliated Parties (continued)

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totalling $3,154,228 at December 31, 1995. Interest expense for these loans was $449,783 and $394,200 for the year ended December 31, 1995, and 1994, respectively. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable with maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest on any subordinated debt to be paid based on available cash flow. The General Partner and AMIT are currently negotiating AMIT's compliance with the aforementioned riders for its debt. The Partnership is recording interest at the stated rates of the loan documents (12.0% for Carriage APX and 12.5% for Vista APX), until AMIT and the General Partner reach an accord on this issue.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT.
These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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


Note D - Transactions with Affiliated Parties (continued)

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,326 at December 31, 1995, and December 31, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $61,053 and $48,991 for the years ended December 31, 1995 and 1994, respectively.


Note E - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership

                                                            Buildings        Cost
                                                           and Related    Capitalized
                                                            Personal     Subsequent to
 Description                Encumbrances         Land       Property      Acquisition
 Cardinal Woods Apartments   $ 3,977,523     $  269,279    $ 4,571,721     $  508,354
 Greentree Apartments          3,678,080        210,689      3,345,311        561,740
 Carriage Hills Apartments     3,392,459        100,681      3,509,319        441,778
 Vista Hills Apartments        3,726,326        805,425      4,826,575        444,065
 Other notes payable           3,805,554             --             --             --

     Totals                  $18,579,942     $1,386,074    $16,252,926     $1,955,937


Note E - Investment Properties and Accumulated Depreciation (continued)

                                        Gross Amount At Which Carried
                                              At December 31, 1995

                                           Buildings
                                          And Related
                                            Personal                    Accumulated       Date of        Date       Depreciation
    Description                Land        Property       Total        Depreciation    Construction    Acquired      Life-Years
 Cardinal Woods             $  269,279    $ 5,080,075   $ 5,349,354     $ 2,999,401        09/79       10/30/81          25

 Greentree Apartments          210,689     3,907,051      4,117,740       2,849,937        08/74       12/31/81          25

 Carriage Hills                100,681     3,951,097      4,051,778       2,149,672        06/72       07/30/82          25

 Vista Hills Apartments        805,425     5,270,640      6,076,065       3,023,438        02/77       08/26/82          25

       Totals              $ 1,386,074   $18,208,863    $19,594,937     $11,022,448

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of  Investment Properties and Accumulated Depreciation :

                                     Years Ended December 31,
                                        1995           1994

 Investment Properties

 Balance at beginning of year      $19,072,580    $18,744,030
 Disposal of property                  (62,481)      (172,972)
 Property improvements                 584,838        501,522

 Balance at end of year            $19,594,937    $19,072,580

 Accumulated Depreciation

 Balance at beginning of year      $10,190,143    $ 9,519,836
 Depreciation expense                  890,130        819,726
 Disposal of property                  (57,825)      (149,419)

 Balance at end of year            $11,022,448    $10,190,143

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is approximately $23,245,397 and $22,639,112. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is approximately $18,577,054 and $17,562,959.

Note F - Distributions

Distributions of $78,283 and $157,121 were made in 1995 and 1994, respectively, by Cardinal Woods, Ltd., the lower tier partnership. Of these distributions, Angeles Partners X, the Limited Partner, received $77,499 and $155,550 in 1995 and 1994, respectively, or 99% of the distribution in both years. Angeles Realty Corporation, the General Partner of Cardinal Woods, Ltd., received $784 and $1,571 in 1995 and 1994, respectively, or 1% of the distribution in both years.

Note G - Abandonment of Units

In 1994, the number of Limited Partnership Units decreased by 69 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of income or loss for that year. The net loss per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year. There were no abandonments during 1995.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The names and ages of, as well as the positions and offices held by, the executive officers and directors of Angeles Realty Corporation, the Partnership's General Partner as of December 31, 1995 are set forth below.


          Name                    Age             Office

Carroll D. Vinson                  55           President
Robert D. Long, Jr.                28           Controller and Principal
                                                Accounting Officer
William H. Jarrard, Jr.            49           Vice President
John K. Lines, Esq.                36           Vice President and Secretary
Kelley M. Buechler                 38           Assistant Secretary

Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Managing Director - Partnership
Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard was employed by U.S. Shelter in a similar capacity for the three years prior to his joining Insignia.

John K. Lines, Esq. has been Insignia's General Counsel and Secretary since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. Ms. Buechler is a graduate of the University of North Carolina.

Item 10.  Executive Compensation

      No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's general partner and its affiliates, as described in "Note D" of the Partnership's financial statements included under "Item 7", which is incorporated herein by reference.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

      As of December 31, 1995, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

      The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and, if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.


Item 12.    Certain Relationships and Related Transactions

      No transactions have occurred between the Partnership and any officer or director of ARC.

      During the years ended December 31, 1995 and December 31, 1994, the transactions that occurred between the Partnership and ARC and affiliates of ARC pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements which is hereby incorporated by reference.

Item 13.   Exhibits and Reports on Form 8-K


      (a)   Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit
            Index.

      (b) No reports of Form 8-K were filed during the fourth quarter of 1995.

      (c)   Exhibit 27




                                  SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ANGELES PARTNERS X
                                   (A California Limited Partnership)
                                   (Registrant)

                                   By:    Angeles Realty Corporation



                                   By:    /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President


                                   Date:  March 27, 1996


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/ Carroll D. Vinson            President                     March 27, 1996
Carroll D. Vinson




/s/ Robert D. Long, Jr.          Controller and Principal      March 27, 1996
Robert D. Long, Jr.              Accounting Officer



                                 EXHIBIT INDEX





Exhibit No.    Description


     3.1 Amended Certificate and Agreement of Limited Partnership dated June 24, 1980 filed in Form 10K dated October 31, 1982 and is incorporated herein by reference.

    10.1 Purchase and Sale Agreement with Exhibits -Cardinal Woods filed in Form 8K dated October 30, 1981 and is incorporated herein by reference.

    10.2 Purchase and Sale Agreement with Exhibits - Greentree Apartments filed in Form 8K dated December 31, 1981 and is incorporated herein by reference.

    10.4 Purchase and Sale Agreement with Exhibits - Carriage Hills Apartments filed in Form 8K dated July 30, 1982 and is incorporated herein by reference.

    10.5 Third Trust Deed Mortgage - Carriage Hills Apartments, filed in Form 10K, Exhibit 10.11, dated December 31, 1990 and is incorporated herein by reference.

    10.6 Second Trust Deed Mortgage - Vista Hills Apartments, filed in Form 10Q, Exhibit 10.13, dated September 30, 1990 and is incorporated herein by reference.

    10.7       Promissory Note - Greentree Apartments, filed in Form 10Q,
               Exhibit 10.14, dated September 30, 1990 and is incorporated herein by reference.

    10.8 Agreement of Sale between Angeles Partners X, Seller and Bowen Ballard, Buyer - One East/Two East Office Center, filed in Form 8K, Exhibit I, dated February 15, 1991 and is incorporated herein by reference.

    10.9 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

    10.10      Contracts related to financing of debt:

               (a) First Deeds of Trust and Security Agreements dated
                   September 30, 1993 between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (b) Second Deeds of Trust and Security Agreements dated
                   September 30, 1993 between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (c) First Assignments of Leases and Rents dated September 30,
                   1993 between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (d) Second Assignments of Leases and Rents dated September 30,
                   1993 between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (e) First Deeds of Trust Notes dated September 30, 1993 between
                   Greentree Apartments and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (f) Second Deeds of Trust Notes dated September 30, 1993
                   between Greentree Apartments and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

10.11 Contracts related to refinancing of debt:

               (a) First Deeds of Trust and Security Agreements dated
                   September 30, 1993 between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (b) Second Deeds of Trust and Security Agreements dated
                   September 30, 1993 between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (c) First Assignments of Leases and Rents dated September 30,
                   1993 between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (d) Second Assignments of Leases and Rents dated September 30,
                   1993 between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (e) First Deeds of Trust Notes dated September 30, 1993 between
                   Greentree Apartments, Ltd. and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (f) Second Deeds of Trust Notes dated September 30, 1993
                   between Greentree Apartments, Ltd. and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.

99A Agreement of Limited Partnership for Angeles Partners X GP Limited Partnership between Angeles Realty Corporation and Angeles Partners X, L.P. entered into on September 15, 1993 filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

99B Agreement of Limited Partnership of Greentree Apartments, Ltd. between Angeles Realty Corporation and Angeles Partners X, L.P. entered into on November 1, 1989 filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

99C Purchase Agreement dated November 24, 1992 by and among Angeles Corporation, et.al. and IAP GP Corporation and MAE GP Corporation is incorporated by reference to the Report on Form 8-K dated December 31, 1992.