Form 10QSB
period 1996-03-31
ANGELES PARTNERS X
filed 1996-05-10
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                  FORM 10-QSB--Quarterly or Transitional Report
                 (Added by 34-30968, eff. 8/13/92, as amended.)


[X]   Quarterly Report Under Section 13 or 15(d) of the Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

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

ITEM 1.  FINANCIAL STATEMENTS


a)                             ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
      Unrestricted                                                    $   350
      Restricted--tenant security deposits                                 65
    Accounts receivable                                                    12
    Escrows for taxes and insurance                                       281
    Restricted escrows                                                    201
    Other assets                                                          481
    Investment properties
        Land                                              $  1,386
        Buildings and related personal property             18,258
                                                            19,644
        Less accumulated depreciation                      (11,218)     8,426
                                                                     $  9,816

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                  $    59
    Tenant security deposits                                               65
    Accrued taxes                                                          86
    Due to affiliates                                                     430
    Other liabilities                                                     973
    Mortgage notes payable                                             18,413

 Partners' Deficit
    General partners                                      $   (269)
    Limited partners (18,645 units issued
       and outstanding)                                     (9,941)   (10,210)
                                                                     $  9,816

           See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS X

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                Three Months Ended
                                                     March 31,
                                                 1996           1995
 Revenues:
    Rental income                              $  1,040       $  1,018
    Other income                                     56             49
       Total revenues                             1,096          1,067

 Expenses:
    Operating                                       352            329
    General and administrative                       48             46
    Maintenance                                      77             96
    Depreciation                                    223            214
    Interest                                        466            478
    Property taxes                                   99            100
       Total expenses                             1,265          1,263

       Net loss                                $   (169)      $   (196)

 Net loss allocated to general
    partners (1%)                              $     (2)      $     (2)
 Net loss allocated to limited
    partners (99%)                                 (167)          (194)

                                               $   (169)      $   (196)

 Net loss per limited partnership unit         $  (8.96)      $ (10.40)

           See Accompanying Notes to Consolidated Financial Statements


c)                             ANGELES PARTNERS X

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General       Limited
                                      Units       Partner       Partners        Total
 Original capital contributions       18,714      $     1       $ 18,714       $ 18,715

 Partners' deficit at
     December 31, 1995                18,645      $  (267)      $ (9,774)      $(10,041)

 Net loss for the three months
     ended March 31, 1996                 --           (2)          (167)          (169)

 Partners' deficit at
    March 31, 1996                    18,645      $  (269)      $ (9,941)      $(10,210)

           See Accompanying Notes to Consolidated Financial Statements


d)                             ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996          1995
Cash flows from operating activities:
   Net loss                                                   $   (169)     $   (196)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                 223           214
      Amortization of discounts and loan costs                      24            24
   Change in accounts:
      Restricted cash                                                5             1
      Accounts receivable                                            7             2
      Escrows for taxes and insurance                              135            81
      Other assets                                                 (13)          (12)
      Accounts payable                                             (13)          (15)
      Tenant security deposit liabilities                           (5)           --
      Accrued taxes                                               (107)         (104)
      Due to affiliates                                             28            31
      Other liabilities                                             62           106

          Net cash provided by operating activities                177           132

Cash flows from investing activities:
   Property improvements and replacements                          (76)         (112)
   Deposits to restricted escrows                                  (19)          (43)
   Receipts from restricted escrows                                 14            44

          Net cash used in investing activities                    (81)         (111)

Cash flows used in financing activities:
   Payments on mortgage notes payable                              (43)          (32)

Net increase (decrease) in cash                                     53           (11)

Cash and cash equivalents at beginning of period                   297           384

Cash and cash equivalents at end of period                     $   350       $   373

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   350       $   395

           See Accompanying Notes to Consolidated Financial Statements

e)                             ANGELES PARTNERS X

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Angeles Partners X (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates for the three months ended March 31, 1996 and 1995:


                                                   1996           1995
                                                     (in thousands)

       Property management fee                     $55            $54

       Reimbursement for services of
         affiliates including $430
         accrued at March 31, 1996                  30             29


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

Note B - Transactions with Affiliated Parties (continued)

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totalling $3,146,000 at March 31, 1996. Interest expense for these loans was $97,000 and $99,000 for the three months ended March 31, 1996 and 1995, respectively. Two of these loans totalling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the
first mortgages.   Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable with maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest on any subordinated debt to be paid based on available cash flow. The General Partner and AMIT are currently negotiating AMIT's compliance with the aforementioned riders for its debt. The Partnership is recording interest at the stated rates of the loan documents (12.0% for Carriage APX and 12.5% for Vista APX), until AMIT and the General Partner reach an accord on this issue.

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

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,000 at March 31, 1996, with monthly interest only payments at prime and prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $14,000 and $15,000 for the three months ended March 31, 1996 and 1995, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and March 31, 1995:

                                                         Average
                                                        Occupancy
   Property                                          1996       1995

   Cardinal Woods Apartments
      Cary, North Carolina                            97%        98%

   Greentree Apartments
      Mobile, Alabama                                 98%        98%

   Carriage Hills Apartments
      East Lansing, Michigan                          93%        95%

   Vista Hills Apartments (1)
      El Paso, Texas                                  78%        76%


(1) The low occupancy at Vista Hills Apartments is due to the transfer of military and civilian jobs out of, as well as a high unemployment rate in, the El Paso, Texas area. As a result of this market change, the property has increased advertising and offered tenant concessions to increase occupancy.

The Partnership realized a net loss for the three months ended March 31, 1996, of $169,000 versus a net loss of $196,000 for the three months ended March 31, 1995. The decrease in net loss is attributable to increases in rental income and decreases in maintenance expenses. The increase in rental income and decrease in maintenance expense is partially offset by an increase in operating expense. The increase in rental income is primarily the result of an increase in rental rates at Cardinal Woods Apartments. The increase in operating expenses is due primarily to salary and utility increases at the properties. The cash situation of Vista Hills Apartments, as a result of the low occupancy, has caused a deferral of some repair and maintenance expenditures.

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

At March 31, 1996, the Partnership had unrestricted cash of $350,000 compared to $373,000 at March 31, 1995. Net cash provided by operating activities increased as a result of a decrease in net loss and a decrease in the escrow for taxes and insurance, offset, in part, by a smaller increase in other liabilities. Net cash used in investing activities decreased primarily as a result of reduced expenditures for property improvements. Net cash used in financing activities increased due to an increase in principal payments on mortgage notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The outstanding indebtedness of $18,413,000 (net of discount) has maturity dates of November 1997 to December 2003, at which time $17,445,000 of balloon payments are due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions made during the three months ended March 31, 1996, and the three months ended March 31, 1995.


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



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:

           None.

      b)   Reports on Form 8-K:

           None filed during the three months ended March 31, 1996.



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



                                 ANGELES PARTNERS X LIMITED PARTNERSHIP

                                 By:   Angeles Realty Corporation
                                       General Partner


                                 By:   /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                 By:   /s/Robert D. Long, Jr.
                                       Robert D. Long, Jr.
                                       Vice President/CAO


                                 Date:  May 10, 1996