Form 10QSB
period 1996-06-30
ANGELES PARTNERS X
filed 1996-08-08
CIK 317900

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
      Cash and cash equivalents:
      Unrestricted                                                     $    486
      Restricted--tenant security deposits                                   65
   Accounts receivable                                                       29
   Escrows for taxes and insurance                                          300
   Restricted escrows                                                       206
   Other assets                                                             491
   Investment properties:
      Land                                               $  1,386
      Buildings and related personal property              18,329
                                                           19,715
      Less accumulated depreciation                       (11,443)        8,272
                                                                       $  9,849


   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                 $    115
      Tenant security deposits                                               65
      Accrued taxes                                                         146
      Due to affiliate                                                      466
      Other liabilities                                                     596
      Mortgage notes payable                                             18,522

   Partners' Deficit
      General partners                                   $   (267)
      Limited partners (18,645 units
         issued and outstanding)                           (9,794)      (10,061)

                                                                       $  9,849
           See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS X

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                    1996          1995           1996          1995
 Revenues:
      Rental income               $ 1,091        $ 1,055       $ 2,131       $ 2,073
      Other income                     70             59           126           108
        Total revenues              1,161          1,114         2,257         2,181

 Expenses:
     Operating                        387            380           739           709
     General and administrative        53             45           101            91
     Maintenance                      118            118           195           214
     Depreciation                     225            217           448           431
     Interest                         483            480           949           958
     Property taxes                    98             97           197           197
        Total expenses              1,364          1,337         2,629         2,600

 Loss before extraordinary
     item                            (203)          (223)         (372)         (419)

 Extraordinary item-gain on
     extinguishment of debt           352             --           352            --

        Net income (loss)         $   149        $  (223)      $   (20)      $  (419)

 Net income (loss) allocated
     to general partners (1%)     $     1        $    (2)      $    --       $    (4)
 Net income (loss) allocated
     to limited partners (99%)        148           (221)          (20)         (415)

        Net income (loss)         $   149        $  (223)      $   (20)      $  (419)

 Per limited partnership unit:
     Loss before extraordinary
        item                      $(10.78)       $(11.85)      $(19.75)      $(22.26)
     Extraordinary item             18.69             --         18.69            --

        Net income (loss)         $  7.91        $(11.85)      $ (1.06)      $(22.26)

           See Accompanying Notes to Consolidated Financial Statements


c)                             ANGELES PARTNERS X

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership     General       Limited
                                      Units       Partners       Partners       Total
 Original capital contributions     18,714         $     1      $ 18,714      $ 18,715

 Partners' deficit at
    December 31, 1995               18,645         $  (267)     $ (9,774)     $(10,041)

 Net loss for the six months
    ended June 30, 1996                 --              --           (20)          (20)

 Partners' deficit at
    June 30, 1996                   18,645         $  (267)     $ (9,794)     $(10,061)

           See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS X

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                            1996          1995
 Cash flows from operating activities:
    Net loss                                              $   (20)      $  (419)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                           448           431
       Amortization of discounts and loan costs                62            48
       Extraordinary gain on extinguishment of debt          (352)           --
    Change in accounts:
       Restricted cash                                          4            (2)
       Accounts receivable                                    (10)            4
       Escrows for taxes and insurance                        117            15
       Other assets                                           (31)          (24)
       Accounts payable                                        21            (5)
       Tenant security deposit liabilities                     (5)            4
       Accrued taxes                                          (48)          (44)
       Due to affiliates                                       65            60
       Other liabilities                                      180           219

            Net cash provided by operating activities         431           287

 Cash flows from investing activities:
    Property improvements and replacements                   (125)         (218)
    Deposits to restricted escrows                            (39)          (63)
    Receipts from restricted escrows                           28            78

            Net cash used in investing activities            (136)         (203)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (92)          (65)
    Loan costs                                                (14)           --

            Net cash used in financing activities            (106)          (65)

 Net increase in cash                                         189            19

 Cash and cash equivalents at beginning of period             297           383

 Cash and cash equivalents at end of period               $   486       $   402

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $   705       $   707

 Supplemental disclosure of non-cash financing and
    investing activities:
    Interest on notes transferred to notes payable        $   434       $    --
    Accrued interest waived and mortgage discount
       resulting from AMIT note modification              $   352       $    --
    Property improvements and replacements included
       in accounts payable                                $    22       $    --

           See Accompanying Notes to Consolidated Financial Statements

e)                             ANGELES PARTNERS X

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners X's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates for the six months ended June 30, 1996 and 1995:


                                                    1996        1995
                                                     (in thousands)

        Property management fees                   $111        $ 108

        Reimbursement for services of
        affiliates including $466,000 accrued
        at June 30, 1996                             68           62


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

Note B - Transactions with Affiliated Parties (continued)

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totalling $3,568,000 at June 30, 1996. Interest expense for these loans was $202,000 and $197,000 for the six months ended June 30, 1996 and 1995, respectively. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable and maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, these loans were modified (see "Note C"), adding non-default accrued interest payable to the loan balances and waiving accrued, but unpaid, default interest and late charges. The modified $1,404,000 Carriage APX note matures in September 2000 and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.

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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,000 at June 30, 1996, and June 30, 1995, with monthly interest only payments at prime and prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or
iii) November 25, 1997. Total interest expense for this loan was $29,000 and $31,000 for the six months ended June 30, 1996 and 1995, respectively.


Note C - Refinancings

In June 1996, but effective March 31, 1996, the General Partner negotiated a refinance of two loans payable to AMIT totalling $2,500,000. The terms of the refinance included adding non-default accrued interest payable to the loan balances and waiving accrued, but unpaid, default interest and late charges.
The modified $1,404,000 Carriage APX note matures in September 2000 and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996, and June 30, 1995:


                                                      Average
                                                     Occupancy
 Property                                         1996       1995

 Cardinal Woods Apartments
    Cary, North Carolina                          97%         97%

 Greentree Apartments
    Mobile, Alabama                               97%         98%

 Carriage Hills Apartments
    East Lansing, Michigan                        93%         95%

 Vista Hills Apartments (1)
    El Paso, Texas                                81%         80%


(1) The low occupancy at Vista Hills Apartments is due to the transfer of military and civilian jobs out of, as well as a high unemployment rate in the El Paso, Texas area. As a result of this market change, the property has increased advertising and offered rent concessions to increase occupancy.

The Partnership realized a net loss for the six month period ended June 30, 1996 and June 30, 1995, of $20,000 and $419,000, respectively. The Partnership realized net income of $149,000 for the three months ended June 30, 1996, versus a net loss of $223,000 for the three months ended June 30, 1995. The decrease in net loss is mainly attributable to a gain on the extinguishment of debt recognized in the three months ended June 30, 1996 (see discussion below). The increase in rental income and decrease in maintenance expenses is partially offset by an increase in operating expense. The increase in rental income is primarily the result of an increase in rental rates at Cardinal Woods Apartments. The increase in operating expenses is due primarily to salary and utility expense increases at the properties. Maintenance expense decreased primarily due to the completion of exterior painting at Greentree Apartments in 1995.

In June 1996, but effective March 31, 1996, two of the Partnership's AMIT notes were modified. Previously accrued interest of $434,000 was added to the principal balance of existing debt. The modifications provided for the additional debt to be non-interest bearing and to be secured by a first priority lien on the Partnership's limited partnership interests in Vista APX and Carriage APX. Interest was imputed on the non-interest bearing component of the notes. The amount of the note discounts, along with the waived default interest and late charges, which amounted to $292,000 and $60,000, respectively, were recognized as gain (total $352,000) from extinguishment of debt resulting from the modifications, in the three months ended June 30, 1996.

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

At June 30, 1996, the Partnership had unrestricted cash of $486,000 compared to $402,000 at June 30, 1995. Net cash provided by operating activities increased as a result of a decreased net loss and a decrease in the escrow for taxes and insurance. Net cash used in investing activities decreased primarily as a result of reduced expenditures for property improvements. Net cash used in financing activities increased due to an increase in principal payments on mortgage notes payable and the payment of loan costs to AMIT in order to refinance the aforementioned indebtedness.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The outstanding indebtedness of $18,522,000 (net of discount) has maturity dates of November 1997 to December 2003, at which time $17,879,000 of balloon payments are due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions made during the six months ended June 30, 1996, or the six months ended June 30, 1995.


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



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


      a)   Exhibits:

           Exhibit 27, Financial Data Schedule.

      b)   Reports on Form 8-K:

           None filed during the quarter ended June 30, 1996.


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


                                       Date:  August 8, 1996