Form 10QSB
period 1996-09-30
ANGELES PARTNERS X
filed 1996-11-12
CIK 317900

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT

                 (As last amended by 34-32231, eff. 6/3/93.)

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1996


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

One Insignia Financial Plaza, 7 Box 1089
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

                              September 30, 1996


Assets
Cash and cash equivalents:
  Unrestricted                                                      $      420
  Restricted--tenant security deposits                                      60
Accounts receivable                                                         19
Escrows for taxes and insurance                                            331
Restricted escrows                                                         216
Other assets                                                               486
Investment properties:
  Land                                                 $    1,386
  Buildings and related personal property                  18,437
                                                           19,823
  Less accumulated depreciation                           (11,675)       8,148
                                                                    $    9,680

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                  $       96
  Tenant security deposits                                                  60
  Accrued taxes                                                            203
  Due to affiliate                                                         498
  Other liabilities                                                        651
  Mortgage notes payable                                                18,822

Partners' Deficit
  General partners'                                    $     (273)
  Limited partners' (18,645 units
     issued and outstanding)                              (10,377)     (10,650)
                                                                    $    9,680

         See Accompanying Notes to Consolidated Financial Statements


b)                                 ANGELES PARTNERS X

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                     1996         1995         1996         1995
Revenues:
    Rental income               $   1,136     $    1,090  $    3,267    $    3,163
    Other income                       41             64         167           172
      Total revenues                1,177          1,154       3,434         3,335

Expenses:
    Operating                         387            449       1,126         1,158
    General and adminstrative          50             41         151           132
    Maintenance                       205            180         400           394
    Depreciation                      233            228         681           659
    Interest                          461            484       1,400         1,442
    Property taxes                     88             94         285           291
      Total expenses                1,424          1,476       4,043         4,076

      Net loss                  $    (247)    $     (322) $     (609)   $     (741)

Net loss allocated
    to general partners (1%)    $      (2)    $       (3) $       (6)   $       (7)
Net loss allocated
    to limited partners (99%)        (245)          (319)       (603)         (734)

      Net loss                  $    (247)    $     (322) $     (609)   $     (741)

Net loss per limited
    partnership unit            $  (13.14)    $   (17.09) $   (32.34)   $   (39.35)

              See Accompanying Notes to Consolidated Financial Statements

c)                                  ANGELES PARTNERS X

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership   General      Limited
                                      Units     Partners     Partners       Total
Original capital contributions      18,714      $     1      $ 18,714     $ 18,715

Partners' deficit at
  December 31, 1995                 18,645      $  (267)     $ (9,774)    $(10,041)

Net loss for the nine months
  ended September 30, 1996              --           (6)         (603)        (609)

Partners' deficit at
  September 30, 1996                18,645      $  (273)    $ (10,377)   $ (10,650)

               See Accompanying Notes to Consolidated Financial Statements

d)                               ANGELES PARTNERS X

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                            1996         1995
Cash flows from operating activities:
  Net loss                                             $      (609) $      (741)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                               681          659
    Amortization of discounts and loan costs                    74           72
  Change in accounts:
    Restricted cash                                              9           (8)
    Accounts receivable                                         --          (21)
    Escrows for taxes and insurance                             86          (53)
    Other assets                                               (48)         (35)
    Accounts payable                                            24           99
    Tenant security deposit liabilities                        (10)           7
    Accrued taxes                                                9           21
    Due to affiliates                                           97           83
    Other liabilities                                          234          315

         Net cash provided by operating activities             547          398

Cash flows from investing activities:
  Property improvements and replacements                      (254)        (418)
  Deposits to restricted escrows                               (49)         (82)
  Receipts from restricted escrows                              28          119

         Net cash used in investing activities                (275)        (381)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (135)        (122)
  Loan costs                                                   (14)          --

         Net cash used in financing activities                (149)        (122)

Net increase (decrease) in cash                                123         (105)

Cash and cash equivalents at beginning of period               297          383

Cash and cash equivalents at end of period             $       420  $       278

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $     1,045  $     1,058

Supplemental disclosure of non-cash financing and
  investing activities:
  Interest on notes transferred to notes payable       $       493  $        --

            See Accompanying Notes to Consolidated Financial Statements


e)                               ANGELES PARTNERS X

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners X's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates for the nine month periods ended September 30, 1996 and 1995:

                                                     1996         1995

      Property management fees                   $  170,000  $  164,000

      Reimbursement for services of
      affiliates including $498,000 accrued
      at September 30, 1996                         107,000      90,000

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


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

  Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totaling $3,620,000 at September 30, 1996.
Interest expense for these loans was $301,000 and $295,000 for the nine month periods ended September 30, 1996 and 1995, respectively. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable and maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, these loans were modified (see "Note C"), adding non-default accrued interest payable to the loan balances and waiving accrued, but unpaid, default interest and late charges. The modified $1,404,000 Carriage APX note matures in September 2000 and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.

  MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentages also increased from 1.5% to 2% over the same time period.

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

  In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

  These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,000 at September 30, 1996, and September 30, 1995, with monthly interest only payments at prime and prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $43,000 and $46,000 for the nine month periods ended September 30, 1996 and 1995, respectively.

NOTE C - REFINANCINGS

  In June 1996, but effective March 31, 1996, the General Partner negotiated a refinance of two loans payable to AMIT totaling $2,500,000. The terms of the refinance included adding non-default accrued interest payable of $493,000 to the loan balances and waiving accrued, but unpaid, default interest and late charges. The modified $1,404,000 Carriage APX note matures in September 2000 and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.

The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1996, and September 30, 1995:

                                                     Average
                                                     Ocupancy
Property                                         1996        1995

Cardinal Woods Apartments
  Cary, North Carolina                            97%        96%

Greentree Apartments
  Mobile, Alabama                                 97%        97%

Carriage Hills Apartments
  East Lansing, Michigan                          94%        96%

Vista Hills Apartments (1)
  El Paso, Texas                                  84%        84%


(1)The low occupancy at Vista Hills Apartments is due to the transfer of military and civilian jobs out of, as well as a high unemployment rate in, the El Paso, Texas area. As a result of this market change, the property has increased advertising and offered rent concessions to increase occupancy.

  The Partnership realized net losses for the nine month periods ended
September 30, 1996 and 1995, of $609,000 and $741,000 respectively. The Partnership realized net losses for the three month periods ended September 30, 1996 and 1995 of $247,000 and $322,000, respectively. The increase in rental income is partially offset by an increase in general and administrative expense. The increase in rental income is primarily the result of an increase in rental rates at Cardinal Woods Apartments. The increase in general and administrative expense is primarily due to an increase in reimbursements to affiliates. In September 1996, the Partnership paid a reimbursement correction for the monthly reimbursement of administrative services performed by affiliates of the General Partner.

  In June 1996, but effective March 31, 1996, two of the Partnership's AMIT notes were modified. Previously accrued interest of $493,000 was added to the principal balance of existing debt. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure.

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

  At September 30, 1996, the Partnership had unrestricted cash of $420,000 compared to $278,000 at September 30, 1995. Net cash provided by operating activities increased as a result of a decreased net loss as discussed above and a decrease in the escrow for taxes and insurance. Net cash used in investing activities decreased primarily as a result of reduced expenditures for property improvements. Net cash used in financing activities increased due to an increase in principal payments on mortgage notes payable and the payment of loan costs to AMIT in order to refinance the aforementioned indebtedness.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The outstanding indebtedness of $18,822,000 (net of discount) has maturity dates ranging from November 1997 to December 2003, at which time $17,879,000 of balloon payments are due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions made during the nine months ended September 30, 1996, or the nine months ended September 30, 1995.


                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         a)  Exhibits:  Exhibit 27, Financial Data Schedule.

         b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


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



                                ANGELES PARTNERS X LIMITED PARTNERSHIP

                                By:   Angeles Realty Corporation
                                      General Partner


                                By:   /s/Carroll D. Vinson
                                      Carroll D. Vinson
                                      President


                                By:   /s/Robert D. Long, Jr.
                                      Vice President/CAO


                                Date: November 12, 1996