Form 10KSB
period 1996-12-31
ANGELES PARTNERS X
filed 1997-03-28
CIK 317900

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                     U.S. SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from         to
                        Commission file number 0-10304

                              ANGELES PARTNERS X
                  (Name of small business issuer in its charter)


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

  State issuer's revenues for its most recent fiscal year $4,575,000.

  State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership units is not available. Should a trading market develop for these units, it is management's belief that such trading would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Angeles Partners X (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner is Angeles Realty Corporation, a California corporation (hereinafter referred to as the "General Partner").

The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets. The General Partner's policy is to only commit cash from operations and financings secured by the real property to support operations, capital improvements and repayment of debt on a property specific basis.

The Partnership is involved in only one industry segment. The Partnership does not engage in any foreign operations or derive revenues from foreign sources.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides property management services to each of the Partnership's investment properties.

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


ITEM 2.   DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

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

Greentree Apartments              12/31/81  Fee ownership subject to     Apartment
     Mobile, Alabama                        first and second mortgages   178 units

Carriage Hills Apartments         07/30/82  Fee ownership subject to     Apartment
     East Lansing, Michigan                 first mortgage               143 units

Vista Hills Apartments            08/26/82  Fee ownership subject to     Apartment
     El Paso, Texas                         first mortgage               264 units

SCHEDULE OF PROPERTIES:
(Dollar amounts in thousands)

                   Gross
                  Carrying    Accumulated                           Federal
Property           Value     Depreciation      Rate      Method    Tax Basis

Cardinal Woods    $ 5,455     $  3,208       5-25 yrs      S/L    $  1,075
Greentree           4,214        3,058       5-25 yrs      S/L         746
Carriage Hills      4,129        2,365       5-25 yrs      S/L         737
Vista Hills         6,100        3,286       5-25 yrs      S/L       1,476

                  $19,898     $ 11,917                            $  4,034


See "Note A" included in "Item 7, Financial Statements" for a description of the Partnership's depreciation policy.


SCHEDULE OF DEBT:
(Dollar amounts in thousands)

                    Principal                                   Principal
                    Balance At                                   Balance
                   December 31, Interest   Period     Maturity    Due At
Property               1996       Rate    Amortized     Date     Maturity

Cardinal Woods
   1st mortgage      $ 3,810        7.83%  28.67 yrs  10/15/03   $ 3,390
   2nd mortgage          122        7.83%     (3)     10/15/03       122

Greentree
   1st mortgage        3,523        7.83%  28.67 yrs  10/15/03     3,135
   2nd mortgage          113        7.83%     (3)     10/15/03       113

Carriage Hills
   1st mortgage        3,365        9.84%   30 yrs    09/01/98     3,313

Vista Hills
   1st mortgage        3,698       10.23%   30 yrs    09/01/00     3,567

Other notes payable:

Angeles Partners X (4)   501         (2)      (3)     11/97          501

Cardinal Woods
  Apartments, Ltd. (1)   614       12.75%     (3)     12/31/03       614

Carriage APX (1)(5)    1,432       10.21%     (3)     09/00        1,432

Vista APX (1) (5)      1,561       10.81%(6)  (3)     09/02        1,561
Vista APX (4)            150         (2)      (3)     11/97          150
                      18,889
Less unamortized
  discount              (115)

    Total            $18,774                                     $17,898



(1) Loan provided by Angeles Mortgage Investment Trust (See "Note D" included in "Item 7, Financial Statements").
(2) Interest only payments at the prime interest rate or the prime interest rate plus 2%.
(3) Interest only payments with a balloon payment at maturity.
(4) Loan provided by Angeles Acceptance Pool, L.P. (See "Note D" included in "Item 7, Financial Statements").
(5) Interest only payments are based on available cash flow; interest is being recorded at the stated rates.
(6) Debt was restructured effective March 31, 1996. See "Note B" included in "Item 7, Financial Statements".

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                  Average Annual            Average Annual
                                   Rental Rates                Occupancy
Property                        1996           1995        1996        1995

Cardinal Woods             $ 6,578/unit   $ 6,044/unit       97%        97%
Greentree                    5,121/unit     4,986/unit       97%        98%
Carriage Hills               8,832/unit     8,525/unit       93%        96%
Vista Hills                  5,320/unit     5,237/unit       82%        85%


As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.


Real estate taxes (in thousands) and rates in 1996 for each property were:


                               Billing              Rate
Cardinal Woods                $  62                 1.22
Greentree                        36                 5.15
Carriage Hills                  142                 5.90
Vista Hills                     121                 2.89

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. Management of the Partnership believes that all such routine matters are adequately covered by insurance and will be resolved without material adverse effect upon the Partnership's financial condition, results of operation or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership sold 18,714 Limited Partnership Units during its offering period. The Partnership currently has 18,635 Limited Partnership Units outstanding and 1,983 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

In 1996, the number of Limited Partnership Units decreased by 10 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the loss for that year. The net loss per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year. There were no abandonments during 1995.

Distributions of $78,000 were made in 1995 by Cardinal Woods, Ltd., a lower tier partnership. Of these distributions, Angeles Partners X, the Limited Partner, received $77,000 in 1995 or 99% of the distribution. Angeles Realty Corporation, the General Partner of Cardinal Woods, Ltd., received $1,000 in 1995 or 1% of the distribution. There were no distributions made for the year ended December 31, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This item should be read in conjunction with the consolidated financial statements contained elsewhere in this report.

Results of Operations

The Partnership incurred a net loss of approximately $804,000 for the year ended December 31, 1996, as compared to a net loss of approximately $909,000 for the year ended December 31, 1995.

Rental revenues for the year ended December 31, 1996, as compared to the year ended December 31, 1995, increased slightly due to an increase in rental rates at the Partnership's investment properties in 1996. Maintenance expenses increased due to an increase in exterior building improvements and exterior painting, primarily for Carriage Hills Apartments. In 1996, the Partnership incurred approximately $206,000 in major repairs and renovations. Property tax expense decreased due to a decrease in the property taxes on one of the Partnership's investment properties.

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

Liquidity and Capital Resources

The Partnership's primary sources of cash are from the operations of its investment properties and from refinancing of such properties. At December 31, 1996, the Partnership had unrestricted cash of approximately $378,000 compared to approximately $297,000 at December 31, 1995. Net cash provided by operating activities increased primarily as a result of the decrease in net loss as discussed above, in addition to the decrease in escrows for taxes and insurance. These increases in cash flow for 1996 as compared to 1995 were partially offset by a decrease in the change related to other liabilities. Net cash used in investing activities decreased primarily due to reduced expenditures on capital improvements and reduced receipts from restricted escrows. Net cash used in financing activities increased due to an increase in principal payments on mortgage notes payable and the payment of loan costs to Angeles Mortgage Investment Trust in order to refinance the aforementioned indebtedness.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The outstanding indebtedness of the Partnership of $18,774,000 (net of discount) has maturity dates ranging from November 1997 to December 2003, at which time $17,898,000 of balloon payments are due. Working capital loans totaling $651,000, payable to Angeles Acceptance Pool, L.P., mature in November, 1997. The General Partner will initiate negotiations within the next six months and anticipates that these loans will be restructured. However, there is no assurance that these negotiations will be successful. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

ITEM 7.  FINANCIAL STATEMENTS

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

       Report of Independent Auditors

       Consolidated Balance Sheet - December 31, 1996

       Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

       Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

       Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

       Notes to the Consolidated Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners X


We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                         /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 12, 1997
                                 ANGELES PARTNERS X

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)
                                 December 31, 1996


Assets
  Cash and cash equivalents
     Unrestricted                                              $    378
     Restricted--tenant security deposits                            56
  Accounts receivable                                                59
  Escrows for taxes and insurance                                   303
  Restricted escrows                                                237
  Other assets                                                      421
  Investment properties
    Land                                            $  1,386
    Buildings and related personal property           18,512
                                                      19,898
    Less accumulated depreciation                    (11,917)     7,981

                                                               $  9,435

Liabilities and Partners' Deficit
Liabilities
    Accounts payable                                           $     94
    Tenant security deposits                                         56
    Accrued taxes                                                   133
    Due to affiliate                                                533
    Other liabilities                                               690
    Notes payable                                                18,774

Partners' Deficit
    General partner's                               $   (275)
    Limited partners' (18,635 units
    issued and outstanding)                          (10,570)   (10,845)
                                                               $  9,435

            See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                 Years Ended December 31,
                                                  1996           1995
Revenues:
  Rental income                              $  4,354        $  4,263
  Other income                                    221             225
     Total revenues                             4,575           4,488
Expenses:
  Operating                                     1,469           1,507
  General and administrative                      207             202
  Maintenance                                     553             490
  Depreciation                                    939             890
  Interest                                      1,869           1,928
  Property taxes                                  342             380
     Total expenses                             5,379           5,397

        Net loss                             $   (804)       $   (909)
Net loss allocated to general
  partner (1%)                               $     (8)       $     (9)
Net loss allocated to limited
  partners (99%)                                 (796)           (900)

        Net loss                             $   (804)       $   (909)
Net loss per limited
  partnership unit                           $ (42.69)       $ (48.28)

            See Accompanying Notes to Consolidated Financial Statements


                                 ANGELES PARTNERS X

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                        (in thousands, except unit data)

                                    Limited
                                  Partnership   General   Limited
                                     Units     Partners   Partners    Total

Original capital contributions     18,714     $     1   $ 18,714   $  18,715

Partners' deficit at
  December 31, 1994                18,645     $  (257)  $ (8,874)  $  (9,131)

Distributions                                      (1)        --          (1)

Net loss for the year ended
  December 31, 1995                    --          (9)      (900)       (909)

Partners' deficit at
  December 31, 1995                18,645        (267)    (9,774)    (10,041)

Net loss for the year ended
  December 31, 1996                    --          (8)      (796)       (804)

Abandonment of partnership
   units                              (10)         --         --          --

Partners' deficit at
  December 31, 1996                18,635     $  (275)  $ (10,570) $ (10,845)

            See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                            1996       1995
Cash flows from operating activities:
  Net loss                                              $   (804)   $   (909)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                             939         890
    Amortization of discounts and loan costs                  99          97
  Change in accounts:
    Restricted cash                                           13          (4)
    Accounts receivable                                      (29)        (12)
    Escrows for taxes and insurance                          114         (72)
    Other assets                                              (5)          2
    Accounts payable                                          22          (4)
    Tenant security deposit liabilities                      (14)          2
    Accrued taxes                                            (61)        (15)
    Due to affiliates                                        132         111
    Other liabilities                                        273         469
      Net cash provided by operating activities              679         555

Cash flows from investing activities:
  Property improvements and replacements                    (358)       (585)
  Deposits to restricted escrows                             (70)       (111)
  Receipts from restricted escrows                            28         220
      Net cash used in investing activities                 (400)       (476)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (184)       (165)
  Loan costs                                                 (14)         --
  Distributions to partners                                   --          (1)
      Net cash used in financing activities                 (198)       (166)

Net increase (decrease) in cash and cash equivalents          81         (87)
Unrestricted cash and cash equivalents at beginning
 of year                                                     297         384

Unrestricted cash and cash equivalents at end of year $ 378 $ 297 Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  1,398    $  1,407
Supplemental disclosure of non-cash financing
  activities:
   Interest on notes transferred to notes payable       $    493    $     --

            See Accompanying Notes to Consolidated Financial Statements


                                 ANGELES PARTNERS X

                     Notes to Consolidated Financial Statements

                                 December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Angeles Partners X ("the Partnership") is a California limited partnership organized in June 1980, to acquire and operate residential properties. The Partnership's General Partner is Angeles Realty Corporation, an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates four residential properties located in or near major urban areas in the United States.

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

Restricted Cash - Tenant Security Deposits:

The Partnership requires security deposits from all apartment lessees for the duration of the lease and considers the deposits to be restricted cash.
Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties:

During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Restricted Escrows:

   CAPITAL IMPROVEMENT - At the time of the refinancing of Cardinal Woods Apartments' and Greentree Apartments' mortgage notes payable in 1993, approximately $428,000 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. The balance in the capital improvement escrows at December 31, 1996, is approximately $2,000. The capital improvements have been completed. These excess funds will be returned for property operations in 1997.

   RESERVE ACCOUNT - In addition to the Capital Improvement reserves, general Reserve Accounts of approximately $145,000 were established with the refinancing proceeds for the refinanced properties. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Reserve accounts are also maintained for Carriage
   Hills Apartments and Vista Hills Apartments. Reserve escrows for all properties totaled approximately $235,000 at December 31, 1996.

Loan Costs:

Loan costs of approximately $691,000 with accumulated amortization of approximately $324,000, included in "Other assets" in the accompanying consolidated balance sheet at December 31, 1996, are being amortized on a straight-line basis over the life of the loans.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note B").

Advertising Costs:

Advertising costs of $78,000 and $69,000 for the years ended December 31, 1996 and 1995, respectively, are charged to expense as they are incurred and are included in operating expenses.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - NOTES PAYABLE

The principal terms of notes payable are as follows (dollar amounts in thousands):

<capiton>

                                Monthly                         Principal   Principal
                                Payment                          Balance   Balance At
                               Including  Interest   Maturity    Due At   December 31,
Property                       Interest     Rate       Date     Maturity      1996
Mortgages:
Cardinal Woods Apartments
 1st mortgage                 $     29      7.83%    10/15/03  $ 3,390    $   3,810
 2nd mortgage                        1      7.83%    10/15/03      122          122

Greentree
 1st mortgage                       27      7.83%    10/15/03    3,135        3,523
 2nd mortgage                        1      7.83%    10/15/03      113          113

Carriage Hills Apartments
 1st mortgage                       30      9.84%    09/01/98    3,313        3,365

Vista Hills
 1st mortgage                       34     10.23%    09/01/00    3,567        3,698

Other notes payable:
Angeles Partners X (4)              (2)      (2)       11/97       501          501
Cardinal Woods
 Apartments, Ltd. (1)               (3)    12.75%    12/31/03      614          614
Carriage APX (1)                    (6)   10.2% (7)    09/00     1,432        1,432
Vista APX (1)                       (6)   10.8% (7)    09/02     1,561        1,561
Vista APX (4)                       (2)      (2)       11/97       150          150
                                                                             18,889
Less unamortized
 discounts at a
 rate of 8.13% (5)                                                             (115)

      Total                   $    122                         $17,898    $  18,774

(1)  Loan provided by Angeles Mortgage Investment Trust ("AMIT"). (See "Note D").
(2) Interest only payments at the prime interest rate or the prime interest rate plus 2%.
(3) Payments made based on excess cash flow, as defined in the First Deed of Trust and Security Agreement.
(4)  Loan provided by Angeles Acceptance Pool, L.P. (See "Note D")
(5) Interest rate buy-downs were exercised for Cardinal Woods and Greentree when the debt was refinanced. The fees for the interest rate reductions amounted to $153,000 and are being amortized as a mortgage discount on the interest method over the life of the loans. The unamortized discount fees are reflected as a reduction of the notes payable and increase the effective rate of the debt to 8.13%.
(6)  Interest only payments are based on available cash flow.
(7) Debt was restructured effective March 31, 1996.(See below for further explanation.)

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totaling $3,607,000 at December 31, 1996. Interest expense for these loans was $404,000 and $450,000 for the years ended December 31, 1996 and 1995, respectively. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable with maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest on any subordinated debt to be paid based on available cash flow. In June 1996, but effective March 31, 1996, these loans were modified, adding non-default accrued interest payable of $493,000 to the loan balances and waiving accrued, but unpaid, default interest and late charges. The modified $1,404,000 Carriage APX note matures in September 2000, and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002, and provides for interest at 12.5% on the original $1,300,000 note amount. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.

The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an imputed rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure.

The estimated fair value of the Partnership's aggregate mortgage notes payable approximates its carrying value. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions. The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the notes to affiliates as there are currently no markets in which the Partnership could obtain similar financing.

Scheduled principal payments of notes payable subsequent to December 31, 1996, are as follows (dollar amounts in thousands):


              1997               $     807
              1998                   3,471
              1999                     149
              2000                   5,146
              2001                     129
           Thereafter                9,187
                                 $  18,889


Mortgages are collateralized by the related property and improvements of the Partnership. Certain of the mortgage notes impose prepayment penalties if repaid prior to maturity.

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of apartment properties and (3) change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands):


                                      1996          1995

Net loss as reported             $     (804)   $    (909)
Add (deduct):
 Depreciation differences               (54)        (124)
 Unearned income                        (61)          10
 Amortization                            (2)           3
 Other                                  (22)          24

Federal taxable loss             $     (943)   $    (996)

Federal taxable loss per
   limited partnership unit      $   (50.12)   $  (52.87)


The following is a reconciliation at December 31, 1996, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficiency - as reported           $     (10,845)
 Land and buildings                            3,706
 Accumulated depreciation                     (7,653)
 Syndication fees                              2,071
 Other                                            63

Net deficiency - Federal tax basis     $     (12,658)

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates in 1996 and 1995 (dollar amounts in thousands):


                                                      1996            1995

Property management fee                              $ 227           $ 222

Reimbursement for services of affiliates
  including $533,000 accrued at
  December 31, 1996                                    152             124


Reimbursements for services of affiliates includes approximately $14,000 in construction service reimbursements for the year ended December 31, 1996.

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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,000 at December 31, 1996, and December 31, 1995, with monthly interest only payments at prime plus 2%. These loans mature November 25, 1997. Total interest expense for this loan was $58,000 and $61,000 for the years ended December 31, 1996 and 1995, respectively. The General Partner will initiate negotiations with AAP within the next six months and anticipates that these loans will be restructured. However, there is no assurance that these negotiations will be successful.


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)

                                                Initial Cost
                                                To Partnership
                                                        Buildings        Cost
                                                       and Related   Capitalized
                                                        Personal    Subsequent to
Description                 Encumbrances      Land      Property     Acquisition
Cardinal Woods Apartments    $ 3,932        $   269    $  4,572      $    614
Greentree Apartments           3,636            211       3,345           658
Carriage Hills Apartments      3,365            101       3,509           519
Vista Hills Apartments         3,698            805       4,827           468
Other notes payable            4,258             --          --            --

   Totals                    $18,889        $ 1,386    $ 16,253      $  2,259


                            Gross Amount At Which Carried
                                 At December 31, 1996
                                       Buildings
                                      And Related
                                       Personal                  Accumulated     Date of         Date     Depreciation
      Description        Land          Property        Total     Depreciation  Construction    Acquired     Life-Years
Cardinal Woods       $   269           $  5,186     $  5,455    $   3,208         09/79        10/30/81         25
Greentree                211              4,003        4,214        3,058         08/74        12/31/81         25
Carriage Hills           101              4,028        4,129        2,365         06/72        07/30/82         25
Vista Hills              805              5,295        6,100        3,286         02/77        08/26/82         25

   Totals            $ 1,386           $ 18,512     $ 19,898    $  11,917


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of Investment Properties and Accumulated Depreciation:

                                  Years Ended December 31,
                                     1996           1995
Investment Properties
Balance at beginning of year     $ 19,595       $ 19,072
Disposal of property                  (55)           (62)
Property improvements                 358            585

Balance at end of year           $ 19,898       $ 19,595

Accumulated Depreciation

Balance at beginning of year     $ 11,022       $ 10,190
Depreciation expense                  939            890
Disposal of property                  (44)           (58)

Balance at end of year           $ 11,917       $ 11,022


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $23,604,000 and $23,245,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $19,570,000 and $18,577,000.

NOTE F - DISTRIBUTIONS

Distributions of $78,000 were made in 1995 by Cardinal Woods, Ltd., the lower tier partnership. Of these distributions, Angeles Partners X, the Limited Partner, received $77,000 in 1995 or 99% of the distribution. Angeles Realty Corporation, the General Partner of Cardinal Woods, Ltd., received $1,000 in 1995 or 1% of the distribution. For the year ended December 31, 1996, there were no distributions.

NOTE G - ABANDONMENT OF UNITS

In 1996, the number of Limited Partnership Units decreased by 10 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the loss for that year. The net loss per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year. There were no abandonments during 1995.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names and ages of, as well as the positions and offices held by, the executive officers and directors of Angeles Realty Corporation, the Partnership's General Partner as of December 31, 1996, are set forth below.

          Name                    Age                    Office

Carroll D. Vinson                  56           President
Robert D. Long, Jr.                29           Controller and Principal
                                                Accounting Officer
William H. Jarrard, Jr.            50           Vice President
John K. Lines, Esq.                37           Vice President and Secretary
Kelley M. Buechler                 39           Assistant Secretary

Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia Financial Group, Inc. ("Insignia") in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 to January 1996. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U. S. Shelter.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's general partner and its affiliates, as described below in "Item 12, Certain Relationships and Related Transaction" which is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates in 1996 and 1995 (dollar amounts in thousands):


                                                       1996            1995

Property management fee                             $   227      $     222

Reimbursement for services of affiliates
  including $533,000 accrued at
  December 31, 1996                                     152            124


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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totaling $3,607,000 at December 31, 1996. Interest expense for these loans was $404,000 and $450,000 for the year ended December 31, 1996 and 1995, respectively. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable with maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest on any subordinated debt to be paid based on available cash flow. In June 1996, but effective March 31, 1996, these loans were modified adding non-default accrued interest payable to the loan balances and waiving accrued, but unpaid, default interest and late charges. The modified $1,404,000 Carriage APX note matures in September 2000, and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002, and provides for interest at 12.5% on the original $1,300,000 note amount. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,000 at December 31, 1996, and December 31, 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $58,000 and $61,000 for the years ended December 31, 1996 and 1995, respectively.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


    (a)   Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit
          Index.

    (b)   No reports of Form 8-K were filed during the fourth quarter of 1996.



                                     SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ANGELES PARTNERS X
                             (A California Limited Partnership)
                             (Registrant)

                             By:   Angeles Realty Corporation


                             By:   /s/ Carroll D. Vinson
                                   Carroll D. Vinson
                                   President


                             Date: March 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


/s/ Carroll D. Vinson            President                     March 28, 1997
Carroll D. Vinson

/s/ Robert D. Long, Jr.          Controller and Principal      March 28, 1997
Robert D. Long, Jr.              Accounting Officer



                                   EXHIBIT INDEX



EXHIBIT NO.                            DESCRIPTION


    3.1 Amended Certificate and Agreement of Limited Partnership dated June 24, 1980, filed in Form 10K dated October 31, 1982, and is incorporated herein by reference.

    10.1 Purchase and Sale Agreement with Exhibits -Cardinal Woods filed in Form 8K dated October 30, 1981, and is incorporated herein by reference.

    10.2 Purchase and Sale Agreement with Exhibits - Greentree Apartments filed in Form 8K dated December 31, 1981, and is incorporated herein by reference.

    10.4 Purchase and Sale Agreement with Exhibits - Carriage Hills Apartments filed in Form 8K dated July 30, 1982, and is incorporated herein by reference.

    10.5 Third Trust Deed Mortgage - Carriage Hills Apartments, filed in Form 10K, Exhibit 10.11, dated December 31, 1990, and is incorporated herein by reference.

    10.6 Second Trust Deed Mortgage - Vista Hills Apartments, filed in Form 10Q, Exhibit 10.13, dated September 30, 1990, and is incorporated herein by reference.

    10.7 Promissory Note - Greentree Apartments, filed in Form 10Q, Exhibit 10.14, dated September 30, 1990, and is incorporated herein by reference.

    10.8 Agreement of Sale between Angeles Partners X, Seller and Bowen Ballard, Buyer - One East/Two East Office Center, filed in Form 8K,
            Exhibit I, dated February 15, 1991, and is incorporated herein by reference.

    10.9 Stock Purchase Agreement dated November 24, 1992, showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

   10.10    Contracts related to financing of debt:

               (a) First Deeds of Trust and Security Agreements dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (b) Second Deeds of Trust and Security Agreements dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (c) First Assignments of Leases and Rents dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (d) Second Assignments of Leases and Rents dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (e) First Deeds of Trust Notes dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (f) Second Deeds of Trust Notes dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

10.11          Contracts related to refinancing of debt:

               (a) First Deeds of Trust and Security Agreements dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (b) Second Deeds of Trust and Security Agreements dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (c) First Assignments of Leases and Rents dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (d) Second Assignments of Leases and Rents dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (e) First Deeds of Trust Notes dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

               (f) Second Deeds of Trust Notes dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

16 Letter from the Partnership's former independent accountant regarding its concurrence with the statements made by the Partnership is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.

27          Financial Data Schedule.

99A Agreement of Limited Partnership for Angeles Partners X GP Limited Partnership between Angeles Realty Corporation and Angeles Partners X, L.P. entered into on September 15, 1993, filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

99B         Agreement of Limited Partnership of Greentree Apartments, Ltd.
            between Angeles Realty Corporation and Angeles Partners X, L.P. entered into on November 1, 1989, filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

99C Purchase Agreement dated November 24, 1992, by and among Angeles Corporation, et.al. and IAP GP Corporation and MAE GP Corporation is incorporated by reference to the Report on Form 8-K dated December 31, 1992.