Form 10QSB
period 1997-03-31
ANGELES PARTNERS X
filed 1997-05-13
CIK 317900

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                     $      487
    Restricted--tenant security deposits                                     59
  Accounts receivable                                                        21
  Escrows for taxes and insurance                                           172
  Restricted escrows                                                        257
  Other assets                                                              417
  Investment properties:
    Land                                               $    1,386
    Buildings and related personal property                18,600
                                                           19,986
    Less accumulated depreciation                         (12,135)        7,851
                                                                     $    9,264

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                   $       77
  Tenant security deposits                                                   59
  Accrued property taxes                                                     67
  Due to property affiliate                                                 560
  Other liabilities                                                         779
  Mortgage notes payable                                                 18,729

Partners' Deficit
  General partner's                                    $     (277)
  Limited partners' (18,635 units
     issued and outstanding)                              (10,730)      (11,007)
                                                                     $    9,264

          See Accompanying Notes to Consolidated Financial Statements

b)                                 ANGELES PARTNERS X

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)



                                                   Three Months Ended
                                                       March 31,
                                                    1997          1996
Revenues:
    Rental income                              $    1,096     $    1,040
    Other income                                       63             56
      Total revenues                                1,159          1,096

Expenses:
    Operating                                         379            352
    General and administrative                         41             48
    Maintenance                                       112             77
    Depreciation                                      218            223
    Interest                                          470            466
    Property taxes                                    101             99
      Total expenses                                1,321          1,265

      Net loss                                 $     (162)    $     (169)

Net loss allocated to general partner (1%)     $       (2)    $       (2)
Net loss allocated to limited partners (99%)         (160)          (167)

      Net loss                                 $     (162)    $     (169)

Net loss per limited partnership unit          $    (8.58)    $    (8.96)

              See Accompanying Notes to Consolidated Financial Statements

c)                                  ANGELES PARTNERS X

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner       Partners        Total
Original capital contributions      18,714       $     1       $ 18,714      $ 18,715

Partners' deficit at
  December 31, 1996                 18,635       $  (275)      $(10,570)     $(10,845)

Net loss for the three months
  ended March 31, 1997                  --            (2)          (160)         (162)

Partners' deficit at
  March 31, 1997                    18,635       $  (277)     $ (10,730)    $ (11,007)

               See Accompanying Notes to Consolidated Financial Statements

d)                               ANGELES PARTNERS X

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                            1997          1996
Cash flows from operating activities:
  Net loss                                               $    (162)    $    (169)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                               218           223
    Amortization of discounts and loan costs                    27            24
  Change in accounts:
    Restricted cash                                             (3)            5
    Accounts receivable                                         38             7
    Escrows for taxes and insurance                            131           135
    Other assets                                               (18)          (13)
    Accounts payable                                           (17)          (13)
    Tenant security deposit payable                              3            (5)
    Accrued property taxes                                     (66)         (107)
    Due to affiliates                                           27            28
    Other liabilities                                           89            62

         Net cash provided by operating activities             267           177

Cash flows from investing activities:
  Property improvements and replacements                       (88)          (76)
  Deposits to restricted escrows                               (20)          (19)
  Receipts from restricted escrows                              --            14

         Net cash used in investing activities                (108)          (81)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (50)          (43)

Net increase in cash                                           109            53

Cash and cash equivalents at beginning of period               378           297

Cash and cash equivalents at end of period               $     487     $     350

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $     345     $     350

            See Accompanying Notes to Consolidated Financial Statements

e)                               ANGELES PARTNERS X

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners X's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates for the three month periods ended March 31, 1997 and 1996 (in thousands):


                                                      1996        1995

  Property management fees (included in
    operating expenses)                          $    57       $    55
  Reimbursement for services of
    affiliates including $560,000 accrued
    at March 31, 1997 and including
    approximately $4,000 of construction
    services reimbursements in 1997
    (included in operating expenses,
    general and administrative expenses
    and maintenance expenses)                         36            30

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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totaling $3,596,000 at March 31, 1997. Interest expense for these loans was $105,000 and $97,000 for the three month periods ended March 31, 1997 and 1996, respectively. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable and maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest to be paid based on available cash flow.
In June 1996, but effective March 31, 1996, these loans were modified, adding non-default accrued interest payable to the loan balances and waiving accrued, but unpaid, default interest and late charges. The modified $1,404,000 Carriage APX note matures in September 2000 and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B shares provide that they are convertible in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B shares so long at AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and Liquidity Assistance, LLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustee and shareholders of each of AMIT and IPT.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAP resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,000 at March 31, 1997, with monthly interest only payments at prime and prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $15,000 and $14,000 for the three month periods ended March 31, 1997 and 1996, respectively. The General Partner will initiate negotiations with AAP within the next three months and anticipates that these loans will be restructured. However, there is no assurance that these negotiations will be successful.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three month periods ended March 31, 1997, and 1996:


                                                     Average
                                                     Occupancy

Property                                         1997        1996

Cardinal Woods Apartments
  Cary, North Carolina                            98%        97%

Greentree Apartments
  Mobile, Alabama                                 98%        98%

Carriage Hills Apartments
  East Lansing, Michigan                          93%        93%

Vista Hills Apartments (1)
  El Paso, Texas                                  73%        78%



(1)The low occupancy at Vista Hills Apartments is due to a high unemployment rate in the El Paso, Texas area with residents looking for short term leasing arrangements. As a result, the property has increased advertising and offered rent concessions to increase occupancy.

The Partnership realized net losses for the three month periods ended March 31, 1997 and 1996, of $162,000 and $169,000, respectively. The Partnership recognized an increase in revenue which was partially offset by an increase in maintenance expenses. The increase in maintenance expenses is primarily due to increases in fire protection, electrical supplies, major tennis court repairs, and major building improvement. Included in maintenance expenses for the three months ended March 31, 1997, is approximately $19,000 for major repairs and renovations primarily related to tennis court repairs, construction service reimbursements, and exterior building and gutter repairs. The expense for major repairs and renovations for the three months ended March 31, 1996, is not significant.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $487,000 compared to approximately $350,000 at March 31, 1996. Net cash provided by operating activities increased as a result of increased collections on accounts receivable and changes in timing of payments of other liabilities. This increase is also partially a result of a decrease in the tax bill for Vista Hills Apartments. Net cash used in investing activities increased primarily as a result of a decrease in receipts from restricted escrows. Net cash used in financing activities increased due to an increase in principal payments on mortgage notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. In June 1996, but effective March 31, 1996, two of the Partnership's AMIT notes were modified. Previously accrued interest of $493,000 was added to the principal balance of existing debt. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. The outstanding indebtedness of $18,729,000 (net of discount) has maturity dates ranging from November 1997 to December 2003, at which time $17,879,000 of balloon payments are due. Working capital loans totaling $651,000, payable to Angeles Acceptance Pool, L.P. mature in November 1997. The General Partner will initiate negotiations with AAP within the next three months and anticipates that these loans will be restructured. However, there is no assurance that these negotiations will be successful. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions made during the three month periods ended March 31, 1997 and 1996.



                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         a)  Exhibits:  Exhibit 27, Financial Data Schedule.

         b) Reports on Form 8-K: None filed during the quarter ended March 31, 1997.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

                                Date: May 13, 1997