Form 10QSB
period 1997-06-30
ANGELES PARTNERS X
filed 1997-08-11
CIK 317900

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


                 For the quarterly period ended June 30, 1997


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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

                         One Insignia Financial Plaza
                                P.O. Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)


                                (864) 239-1000
                         (Issuer's telephone number)


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

                                   June 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                    $    506
     Restricted--tenant security deposits                                  58
  Accounts receivable                                                      20
  Escrows for taxes and insurance                                         190
  Restricted escrows                                                      257
  Other assets                                                            420
  Investment properties:
     Land                                            $  1,386
     Buildings and related personal property           18,736
                                                       20,122
     Less accumulated depreciation                    (12,356)          7,766
                                                                     $  9,217

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                   $     82
  Tenant security deposits                                                 58
  Accrued property taxes                                                  126
  Due to affiliate                                                        579
  Other liabilities                                                       895
  Notes payable                                                        18,683

Partners' Deficit
  General partner's                                  $   (279)
  Limited partners' (18,714 units
     issued and 18,635 outstanding)                   (10,927)        (11,206)
                                                                     $  9,217

          See Accompanying Notes to Consolidated Financial Statements


b)                                 ANGELES PARTNERS X

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                      1997         1996           1997          1996
Revenues:
    Rental income                   $ 1,098      $ 1,091        $ 2,194       $ 2,131
    Other income                         52           70            115           126
      Total revenues                  1,150        1,161          2,309         2,257

Expenses:
    Operating                           394          387            773           739
    General and administrative           43           53             84           101
    Maintenance                         118          118            230           195
    Depreciation                        221          225            439           448
    Interest                            472          473            942           939
    Property taxes                      101           98            202           197
      Total expenses                  1,349        1,354          2,670         2,619

Net loss                            $  (199)     $  (193)       $  (361)      $  (362)

Net loss allocated to
    general partner (1%)            $    (2)     $    (2)       $    (4)      $    (4)

Net loss allocated to
    limited partners (99%)             (197)        (191)          (357)         (358)

                                    $  (199)     $  (193)       $  (361)      $  (362)

Net loss per limited
    partnership unit                $(10.57)     $(10.24)       $(19.16)      $(19.20)

Limited partnership units
    outstanding                      18,635       18,645         18,635        18,645

          See Accompanying Notes to Consolidated Financial Statements

c)                                  ANGELES PARTNERS X

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership     General      Limited
                                     Units       Partner's     Partners'    Total
Original capital contributions      18,714       $     1       $ 18,714    $ 18,715

Partners' deficit at
  December 31, 1996                 18,635       $  (275)      $(10,570)   $(10,845)

Net loss for the six months
  ended June 30, 1997                   --            (4)          (357)       (361)

Partners' deficit at
  June 30, 1997                     18,635       $  (279)      $(10,927)   $(11,206)

               See Accompanying Notes to Consolidated Financial Statements

d)                              ANGELES PARTNERS X

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                              1997          1996
Cash flows from operating activities:
  Net loss                                                   $(361)        $(362)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                               439           448
    Amortization of discounts and loan costs                    51            49
  Change in accounts:
    Restricted cash                                             (2)            4
    Accounts receivable                                         39           (10)
    Escrows for taxes and insurance                            113           117
    Other assets                                               (43)          (31)
    Accounts payable                                           (12)           21
    Tenant security deposit liabilities                          2            (5)
    Accrued property taxes                                      (7)          (48)
    Due to affiliates                                           46            65
    Other liabilities                                          205           183
         Net cash provided by operating activities             470           431

Cash flows from investing activities:
  Property improvements and replacements                      (224)         (125)
  Deposits to restricted escrows                               (42)          (39)
  Receipts from restricted escrows                              22            28

         Net cash used in investing activities                (244)         (136)

Cash flows from financing activities:
  Payments on notes payable                                    (98)          (92)
  Loan costs                                                    --           (14)

         Net cash used in financing activities                 (98)         (106)

Net increase in unrestricted cash and cash equivalents         128           189

Unrestricted cash and cash equivalents at beginning
  of period                                                    378           297

Unrestricted cash and cash equivalents at end of period      $ 506         $ 486

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 688         $ 705

Supplemental disclosure of non-cash financing and
  investing activities:
  Interest on notes transferred to notes payable             $  --         $ 493
  Property improvements and replacements included
    in accounts payable                                      $  --         $  22

          See Accompanying Notes to Consolidated Financial Statements

e)                               ANGELES PARTNERS X

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Angeles Partners X (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates for the six months ended June 30, 1997 and 1996 (in thousands):



                                                   1997       1996

      Property management fees (included in
        operating expenses)                       $ 115       $ 111

      Reimbursement for services of
        affiliates including $579,000 accrued
        at June 30, 1997 (included in general
        and administrative expenses)                 49          68


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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totaling approximately $3,585,000 at June 30, 1997. Total interest expense on this financing was $212,000 and $206,000 for the six month periods ended June 30, 1997 and 1996, respectively. Accrued interest payable was approximately $419,000 at June 30, 1997. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable and have maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, these loans were modified, adding non-default accrued interest payable to the loan balances and waiving accrued, but unpaid, default interest and late charges. The modified $1,404,000 Carriage APX note matures in September 2000 and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B shares provide that they are convertible in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $651,000 at June 30, 1997, with monthly interest only payments at prime and prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $29,000 and $29,000 for the six months ended June 30, 1997 and 1996, respectively. The General Partner will initiate negotiations with AAP and anticipates that these loans will be restructured. However, there is no assurance that these negotiations will be successful.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
Property                                         1997        1996

Cardinal Woods Apartments
  Cary, North Carolina                            98%        97%

Greentree Apartments
  Mobile, Alabama                                 98%        97%

Carriage Hills Apartments
  East Lansing, Michigan                          94%        93%

Vista Hills Apartments (1)
  El Paso, Texas                                  74%        81%


(1)The General Partner attributes the low occupancy at Vista Hills Apartments to a high unemployment rate in the El Paso, Texas area with residents looking for short-term leasing arrangements. As a result, the property has increased advertising and offered rent concessions to increase occupancy.

The Partnership realized a net loss of approximately $361,000 for the six months ended June 30, 1997 compared to a net loss of approximately $362,000 for the six months ended June 30, 1996. The Partnership's net loss for the three months ended June 30, 1997 was approximately $199,000 compared to a net loss of approximately $193,000 for the three months ended June 30, 1996. Total revenue increased, primarily due to rental rate increases at every property accompanied by slight increases in average occupancy at three of the investment properties. In addition, general and administrative expenses decreased due to a decrease in professional fees and expense reimbursements for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Partially offsetting these changes was increased maintenance expense, which was primarily due to increases in fire protection costs, electrical supplies, tennis court repairs, and landscaping. Included in maintenance expense for the six months ended June 30, 1997 is approximately $40,000 for major repairs and renovations comprised primarily of tennis court repairs, exterior building repairs, parking lot repairs and landscaping. For the six months ended June 30, 1996, approximately $24,000 of major repairs and renovations comprised primarily of swimming pool repairs, interior building improvements and landscaping was included in maintenance expense.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At June 30, 1997 the Partnership held unrestricted cash and cash equivalents of approximately $506,000 compared to approximately $486,000 at June 30, 1996. Net cash provided by operating activities increased as a result of increased collections on accounts receivable and changes in timing of payments of accrued taxes and other liabilities. Net cash used in investing activities increased primarily due to increased property improvements and replacements in 1997. Net cash used in financing activities decreased due to loan costs paid during the six months ended June 30, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. In June 1996, but effective March 31, 1996, two of the Partnership's AMIT notes were modified. Previously accrued interest of $493,000 was added to the principal balance of existing debt. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceeded the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. The outstanding indebtedness of $18,683,000 (net of discount) has maturity dates ranging from November 1997 to December 2003, at which time $17,879,000 of balloon payments are due. The General Partner has entered into a sales agreement on Cardinal Woods Apartments, which is scheduled to close August 15, 1997. Working capital loans totaling $651,000, payable to Angeles Acceptance Pool, L.P. mature in November 1997. The General Partner plans to initiate negotiations with AAP and anticipates that these loans will be restructured. However, there is no assurance that these negotiations will be successful. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions made during 1996 or during the six month periods ended June 30, 1997.



                            PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b) Reports on Form 8-K: None filed during the quarter ended June 30, 1997.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ANGELES PARTNERS X

                                By:  Angeles Realty Corporation
                                     Its General Partner


                                By:  /s/ Carroll D. Vinson
                                     Carroll D. Vinson
                                     President


                                 By:  /s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO

                                Date: August 11, 1997