Form 10QSB
period 1997-09-30
ANGELES PARTNERS X
filed 1997-11-14
CIK 317900

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                         One Insignia Financial Plaza
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)


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

                              September 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                   $   1,284
    Restricted--tenant security deposits                                  36
  Accounts receivable                                                     32
  Escrows for taxes and insurance                                        238
  Restricted escrows                                                     270
  Other assets                                                           266
  Investment properties:
    Land                                             $    1,117
    Buildings and related personal property              13,591
                                                         14,708
  Less accumulated depreciation                          (9,186)       5,522
                                                                   $   7,648

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $      78
  Tenant security deposits                                                37
  Accrued property taxes                                                 148
  Other liabilities                                                      797
  Notes payable                                                       13,713

Partners' Deficit
  General partner's                                  $     (252)
  Limited partners' (18,714 units
     issued and 18,635 outstanding)                      (6,873)      (7,125)
                                                                   $   7,648

         See Accompanying Notes to Consolidated Financial Statements


b)                                 ANGELES PARTNERS X

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                           1997        1996       1997        1996
Revenues:
  Rental income                         $   964      $ 1,136    $  3,158    $  3,267
  Other income                               53           41         168         167
  Gain on sale of investment
  property                                4,831           --       4,831          --
     Total revenues                       5,848        1,177       8,157       3,434

Expenses:
  Operating                                 373          387       1,146       1,126
  General and administrative                 46           50         130         151
  Maintenance                               100          205         330         400
  Depreciation                              197          233         636         681
  Interest                                  417          461       1,359       1,400
  Property taxes                             81           88         283         285
     Total expenses                       1,214        1,424       3,884       4,043

Income (loss) before
  extraordinary item                      4,634         (247)      4,273        (609)

Extraordinary loss on early
  extinguishment of debt                   (539)          --        (539)         --

Net income (loss)                      $  4,095     $   (247)   $  3,734    $   (609)

Net income (loss) allocated
  to general partners (1%)             $     41     $     (2)   $     37    $     (6)
Net income (loss) allocated
  to limited partners (99%)               4,054         (245)      3,697        (603)

                                       $  4,095     $   (247)   $  3,734    $   (609)

Per limited partnership unit:
  Income (loss) before
     extraordinary item                $ 246.18     $ (13.14)   $ 227.02    $ (32.34)
  Extraordinary item                     (28.63)          --      (28.63)         --

  Net income (loss)                    $(217.55)    $ (13.14)   $ 198.39    $ (32.34)
Limited partner units
  outstanding                            18,635       18,645      18,635      18,645

              See Accompanying Notes to Consolidated Financial Statements

c)                                  ANGELES PARTNERS X

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)


                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner's     Partners'        Total
Original capital contributions      18,714       $     1       $ 18,714      $ 18,715

Partners' deficit at
  December 31, 1996                 18,635       $  (275)      $(10,570)     $(10,845)

Distributions to partners               --           (14)            --           (14)

Net income for the nine months
  ended September 30, 1997              --            37          3,697         3,734

Partners' deficit at
  September 30, 1997                18,635       $  (252)     $  (6,873)    $  (7,125)

               See Accompanying Notes to Consolidated Financial Statements


d)                               ANGELES PARTNERS X

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                      1997          1996
Cash flows from operating activities:
  Net income (loss)                                                $  3,734     $   (609)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Depreciation                                                        636          681
    Amortization of discounts and loan costs                             72           74
    Extraordinary loss on early extinguishment of debt                  539           --
    Gain on sale of investment property                              (4,831)          --
  Change in accounts:
    Restricted cash                                                      20            9
    Accounts receivable                                                  27           --
    Escrows for taxes and insurance                                      65           86
    Other assets                                                         (8)         (48)
    Accounts payable                                                    (16)          24
    Tenant security deposit liabilities                                 (19)         (10)
    Accrued property taxes                                               15            9
    Due to affiliates                                                  (533)          97
    Other liabilities                                                   107          234

         Net cash (used in) provided by operating activities           (192)         547

Cash flows from investing activities:
  Property improvements and replacements                               (333)        (254)
  Deposits to restricted escrows                                       (136)         (49)
  Receipts from restricted escrows                                      103           28
  Proceeds from sale of investment property                           6,987           --

         Net cash provided by (used in) investing activities          6,621         (275)

Cash flows from financing activities:
  Payments on notes payable                                            (133)        (135)
  Repayment of notes payable                                         (4,993)          --
  Loan costs                                                            (11)         (14)
  Distributions to partners                                             (14)          --
  Debt extinguishment costs                                            (372)          --

         Net cash used in financing activities                       (5,523)        (149)

Net increase in unrestricted cash and cash equivalents                  906          123

Unrestricted cash and cash equivalents at beginning of period           378          297

Unrestricted cash and cash equivalents at end of period            $  1,284     $    420

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $  1,179     $  1,045
Supplemental disclosure of non-cash financing and
  investing activities:
  Interest on notes transferred to notes payable                   $     --     $    493

          See Accompanying Notes to Consolidated Financial Statements


e)                               ANGELES PARTNERS X

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Angeles Partners X (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates for the nine month periods ended September 30, 1997 and 1996 (in thousands):


                                                     1997          1996

Property management fees (included in
  operating expenses)                                $174       $  170

Reimbursement for services of affiliates,
  including $14,000 and $5,000 of construction
  services reimbursements in 1997 and 1996,
  respectively (included in general and
  administrative and operating expenses)             102           104

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided unsecured loans totaling approximately $2,993,000 at September 30, 1997. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, approximately $588,000, its previously outstanding balance owed to AMIT, was paid. Total interest expense on this financing was $313,000 and $301,000 for the nine month periods ended September 30, 1997 and 1996, respectively. Accrued interest was approximately $509,000 at September 30, 1997. Two of these loans totaling $2,500,000 were previously secured by two investment properties; however, the second mortgages were released in 1992 as part of the terms and conditions for refinancing the first mortgages. Multifamily riders were executed between the Partnership and the first mortgage holders for Carriage APX and Vista APX, stating that any subordinated debt must be non-foreclosable and have maturity dates not less than 2 years beyond the maturity of the refinanced first mortgages; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, these loans were modified, adding non-default accrued interest payable to the loan balances and waiving accrued, but unpaid, default interest and late charges. The modified $1,404,000 Carriage APX note matures in September 2000 and provides for interest at 12% on the original $1,200,000 note amount. The modified $1,530,000 Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX and Carriage APX lower-tier partnerships which own Vista Hills Apartments and Carriage Hills Apartments, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B shares provide that they are convertible in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B shares so long at AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994,(which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.

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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable for Vista APX, was $150,000 at September 30, 1997, with monthly interest accruing at prime plus two percent. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Upon maturity, Vista AP X will not have the means with which to satisfy the maturing debt obligation. Total interest expense for these loans was $39,000 and $43,000 for the nine months ended September 30, 1997 and 1996, respectively.

NOTE C - DISPOSITION OF RENTAL PROPERTY

On August 15, 1997, Cardinal Woods Apartments located in Cary, North Carolina, was sold to an unaffiliated party, for $7,100,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property. The net proceeds will be used to establish additional cash reserves for the Partnership. After closing expenses of approximately $113,000, the net proceeds received by the Partnership were approximately $1,994,000. For financial statement purposes, the sale resulted in a gain of approximately $4,831,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $539,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs and debt discount.

The following unaudited pro forma information reflects the operations of the Partnership for the nine months ended September 30, 1997 and 1996, as if Cardinal Woods Apartments had been sold January 1, 1996.


                                          Proforma Results
                                        of Operations for the
                                          Nine Months Ended
                                            September 30,
                                          1997        1996
                                           (in thousands)

Revenues                                $ 2,526      $ 2,542
Net loss                                   (599)        (605)
Net loss per limited partnership unit    (31.82)      (32.12)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                     Average
                                                    Occupancy
Property                                         1997        1996

Greentree Apartments
  Mobile, Alabama                                 99%        97%

Carriage Hills Apartments
  East Lansing, Michigan                          95%        94%

Vista Hills Apartments (1)
  El Paso, Texas                                  75%        84%


(1)The General Partner attributes the low occupancy at Vista Hills Apartments to a high unemployment rate in the El Paso, Texas area with residents looking for short-term leasing arrangements. As a result, the property has increased advertising and offered rent concessions to increase occupancy.

On August 15, 1997, Cardinal Woods Apartments located in Cary, North Carolina, was sold to an unaffiliated party, for $7,100,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property. The net proceeds will be used to establish additional cash reserves for the Partnership. After closing expenses of approximately $113,000, the net proceeds received by the Partnership were approximately $1,994,000. For financial statement purposes, the sale resulted in a gain of approximately $4,831,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $539,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs and debt discount.

The Partnership realized net income of approximately $3,734,000 for the nine months ended September 30, 1997 compared to a net loss of approximately $609,000 for the nine months ended September 30, 1996. The Partnership's net income for the three months ended September 30, 1997 was approximately $4,095,000 compared to a net loss of approximately $247,000 for the three months ended September 30, 1996. The increase in net income for the three and nine months ended September 30, 1997, as compared to the corresponding periods of 1996 is primarily attributable to the gain recognized on the sale of Cardinal Woods Apartments on August 15, 1997, as discussed above, offset partially by the loss on early extinguishment of debt. The net loss before the gain on sale of investment property and extraordinary item decreased for the three and nine months ended September 30, 1997 due to a decrease in total expenses partially offset by a decrease in rental income. Rental income decreased primarily due to the sale of Cardinal Woods along with a decrease in occupancy at Vista Hills, despite increases in rental rates and average occupancy at Greentree and Carriage Hills. Total expenses decreased also due to the sale of Cardinal Woods Apartments along with an overall decrease in maintenance expense. Included in maintenance expense for the nine months ended September 30, 1997 is approximately $46,000 for major repairs and renovations comprised primarily of tennis court repairs, exterior building repairs, parking lot repairs and landscaping. For the nine months ended September 30, 1996, approximately $124,000 of major repairs and renovations comprised primarily of exterior building repairs and landscaping was included in maintenance expense. In addition, general and administrative expenses decreased due to a decrease in professional fees and expense reimbursements.

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

At September 30, 1997 the Partnership held unrestricted cash and cash equivalents of approximately $1,284,000 compared to approximately $420,000 at September 30, 1996. Net cash used in operating activities increased primarily due to the payment of a $581,000 payable to an affiliate for reimbursement of services, which had been accruing for several years. Net cash provided by investing activities increased primarily due to the proceeds received from the sale of Cardinal Wood Apartments during the nine months ended September 30, 1997. Net cash used in financing activities increased due to the repayment of notes payable and prepayment penalties incurred as a result of the sale of Cardinal Woods.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. In June 1996, but effective March 31, 1996, two of the Partnership's AMIT notes were modified. Previously accrued interest of $493,000 was added to the principal balance of existing debt. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% for Vista Hills and 10.2% for Carriage Hills, which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As a result of the sale of Cardinal Woods Apartments, approximately $588,000 of the AMIT debt was paid off. The outstanding indebtedness of $13,713,000 (net of discount) has maturity dates ranging from November 1997 to October 2003, at which time approximately $13,271,000 of balloon payments are due. As a result of the sale of Cardinal Woods Apartments, approximately $501,000 of working capital loans payable to Angeles Acceptance Pool, L.P. ("AAP") were paid off. The remaining debt to AAP of $150,000, which is due from Vista AP X, matures in November 1997. Upon maturity, Vista AP X will not have the means with which to satisfy the maturing debt obligation. The note payable secured by Carriage Hills matures September 1, 1998. Currently, the General Partner is attempting to refinance this debt. Net cash proceeds from the sale of Cardinal Woods will be used to establish additional cash reserves for the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. During the nine months ended September 30, 1997 and 1996, no cash distributions were paid to the Limited Partners.


                            PART II - OTHER INFORMATION


ITEM. 1.      LEGAL PROCEEDINGS

On January 20, 1995 an employee at Vista Hills Apartments ("Plaintiff") allegedly sustained personal injuries during the ordinary course of business. The Plaintiff alleges that his employment was thereafter terminated in retaliation for his having filed a workers compensation claim. Plaintiff seeks compensatory and punitive damages. The General Partner cannot predict the outcome of this proceeding or the range of settlement for the Plaintiff, if settled in favor of Plaintiff; however, the General Partner believes that this claim is without merit and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


   a)  Exhibits:  See Exhibit Index contained herein.

   b) Reports on Form 8-K: A Form 8-K dated August 15, 1997, was filed reporting the sale of Cardinal Woods Apartments.


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



                                ANGELES PARTNERS X

                                By:  Angeles Realty Corporation
                                     Its General Partner


                                By:  /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President


                                By:  /s/Robert D. Long, Jr.
                                     Robert D. Long, Jr.
                                     Vice President/CAO


                                Date: November 14, 1997


                               ANGELES PARTNERS X

                                 EXHIBIT INDEX



Exhibit Number                         Description of Exhibit




   10.12 Contract to Purchase and Sell dated July 7, 1997 by and between Cardinal Woods Apartments, Ltd., a California limited partnership, and New Plan Realty Trust, a Massachusetts business trust, relating to Cardinal Woods Apartments.


   27       Financial Data Schedule.