Form 10KSB
period 1997-12-31
ANGELES PARTNERS X
filed 1998-03-26
CIK 317900

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                                 SECTION 13 OR 15(D)

                                    FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year $9,010,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"). MAE GP is wholly-owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets. The General Partner's policy is to only commit cash from operations and financing secured by the real property to support operations, capital improvements and repayment of debt on a property specific basis.

The Partnership is involved in only one industry segment. The Partnership does not engage in any foreign operations or derive revenues from foreign sources.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P., an affiliate of the General Partner, provides property management services to each of the Partnership's investment properties.

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

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

ITEM 2.   DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                  Date of
Property                          Purchase    Type of Ownership            Use
Greentree Apartments              12/31/81  Fee ownership subject to     Apartment
     Mobile, Alabama                        first and second mortgages   178 units
Carriage Hills Apartments         07/30/82  Fee ownership subject to     Apartment
     East Lansing, Michigan                 first mortgage               143 units
Vista Hills Apartments            08/26/82  Fee ownership subject to     Apartment
     El Paso, Texas                         first mortgage               264 units

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                        Gross
                       Carrying    Accumulated                            Federal
Property                Value     Depreciation       Rate       Method    Tax Basis
Greentree             $ 4,342      $  3,221        5-25 yrs      S/L      $  818
Carriage Hills          4,359         2,595        5-25 yrs      S/L         806
Vista Hills             6,109         3,535        5-25 yrs      S/L       1,282

                      $14,810      $  9,351                               $2,906

See "Note A" included in "Item 7, Financial Statements" for a description of the Partnership's depreciation policy.


SCHEDULE OF NOTES PAYABLE (IN THOUSANDS):

                              Principal                                        Principal
                              Balance At                                        Balance
                             December 31,   Interest     Period    Maturity      Due At
Property                         1997         Rate      Amortized    Date       Maturity
Greentree
   1st mortgage               $ 3,478        7.83%     28.67 yrs    10/03      $ 3,135
   2nd mortgage                   113        7.83%        (a)       10/03          113

Carriage Hills
   1st mortgage                 5,400        7.39%        30 yrs    12/04        4,958

Vista Hills
   1st mortgage                 3,667       10.23%        30 yrs     9/00        3,567

Other notes payable:

Vista APX (b)                   1,561       10.82%        (a)        9/02        1,561
Vista APX (in default) (b)        150         (c)         (a)       11/97          150
                               14,369
Less unamortized
  discount                        (48)

    Total                     $14,321

(a) Interest only payments with a balloon payment at maturity.
(b) Loan provided by Angeles Acceptance Pool, L.P. ("AAP") (see discussion below).
(c) Interest accrues at the prime interest rate plus 2%.

On November 20, 1997, the Partnership refinanced the debt encumbering Carriage Hills. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000. Payments of approximately $37,000 are due on the first day of each month until maturity. Total loan costs related to the refinancing were approximately $116,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX lower-tier partnership which owns Vista Hills Apartments. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1997. Total interest expense on financing provided by AMIT was $387,000 and $404,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, AAP, a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista APX's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $150,000 and $651,000 at December 31, 1997, and December 31, 1996, respectively, with interest accruing at prime plus two percent. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Upon maturity, Vista APX did not have the means with which to satisfy the maturing debt obligation. The loan is unsecured; AAP's recourse is limited to the assets of Vista APX. The debt is non-recourse to the other assets of the Partnership. At this time, the General Partner does not believe that it is in the Partnership's best interest to fund Vista APX for this default. Total interest expense for these loans was $44,000 and $58,000 for the twelve months ended December 31, 1997 and 1996, respectively.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                            Average Annual                 Average Annual
                             Rental Rates                     Occupancy
Property                 1997           1996              1997        1996

Greentree            $5,307/unit    $5,121/unit            98%          97%
Carriage Hills        9,076/unit     8,832/unit            95%          93%
Vista Hills           5,177/unit     5,320/unit            77%          82%

The decrease in average annual occupancy at Vista Hills Apartments is due to a high unemployment rate in the El Paso, Texas area with residents looking for short-term leasing arrangements. As a result, the property has increased advertising and lowered rental rates in an attempt to increase occupancy. At December 31, 1997, occupancy at Vista Hills had increased to 87%.

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

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:


                             1997 Taxes         1997 Rate

Greentree                      $ 36                1.03%
Carriage Hills                  125                5.12%
Vista Hills                      95                2.83%

ITEM 3. LEGAL PROCEEDINGS

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

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matters during the fiscal year covered by this report.
                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership sold 18,714 Limited Partnership Units during its offering period. The Partnership currently has 18,625 Limited Partnership Units outstanding and 1,867 Limited Partners of record. There is no intention to sell additional Limited Partnership Units, nor is there an established public market for these units. There were no distributions made to the limited partners during the years ended December 31, 1997 and 1996.

In 1997 and 1996, the number of Limited Partnership Units decreased each year by 10 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the income or loss for that year. The net income (loss) per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of $3,635,000 for the year ended December 31, 1997, compared to a net loss of $804,000 for the year ended December 31, 1996. The increase in net income is primarily attributable to the gain recognized on the sale of Cardinal Woods Apartments on August 15, 1997.
Cardinal Woods Apartments, located in Cary, North Carolina, was sold to an unaffiliated party for $7,100,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property. The net proceeds were used to establish additional cash reserves for the Partnership. After closing expenses of approximately $113,000, the net proceeds received by the Partnership were approximately $1,994,000. For financial statement purposes, the sale resulted in a gain of approximately $4,831,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $539,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs and debt discount. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $30,000 and an extraordinary gain on forgiveness of debt of $49,000, as a result of the refinancing of Carriage Hills in 1997 (see discussion below).

Excluding the gain on the sale of Cardinal Woods, the loss before extraordinary items decreased by $128,000 due to a decrease in total expenses partially offset by a decrease in rental income. Rental income decreased primarily due to the sale of Cardinal Woods along with decreased occupancy and decreased rental rates at Vista Hills, despite increases in rental income at Greentree and Carriage Hills. Total expenses decreased primarily due to the sale of Cardinal Woods. Included in operating expenses for the year ended December 31, 1997 is approximately $52,000 for major repairs and renovations comprised primarily of exterior building repairs and landscaping. For the year ended December 31, 1996, approximately $206,000 of major repairs and renovations, comprised primarily of exterior building repairs and painting at Carriage Hills, was included in operating expenses. This decrease in operating expenses was partially offset by increased advertising costs at Vista Hills Apartments in an attempt to increase occupancy. Depreciation expense decreased primarily due to a 15-year asset at Greentree becoming fully depreciated during 1996. Interest expense decreased due to the payoff of notes payable in connection with the sale of Cardinal Woods. In addition, general and administrative expenses decreased due to a decrease in professional fees and expense reimbursements.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $1,531,000 compared to approximately $378,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997 was $1,153,000 compared to a net increase of $81,000 for the year ended December 31, 1996. Net cash used in operating activities increased primarily due to the payment of a $581,000 payable to an affiliate for reimbursement of services, which had been accruing for several years. Net cash provided by investing activities increased primarily due to the proceeds received from the sale of Cardinal Woods Apartments during 1997. Net cash used in financing activities increased due to the repayment of notes payable and prepayment penalties incurred as a result of the sale of Cardinal Woods. Partially offsetting the repayment of the Cardinal Woods' debt was approximately $515,000 of net proceeds from the refinancing of Carriage Hills, as discussed below.

On November 20, 1997, the Partnership refinanced the debt encumbering Carriage Hills Apartments. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000 at an interest rate of 7.39%. Interest on the old debt ranged from 9.84% to 10.2%. Payments on the new debt are due on the first day of each month until the loan matures of December 1, 2004. Total capitalized loan costs were approximately $116,000. As a result of the refinancing, the Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $30,000 due to the write off of unamortized loan costs. In addition, an extraordinary gain on forgiveness of debt of $49,000 was recognized on the payoff of a note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. As a result of the sale of Cardinal Woods Apartments, approximately $588,000 of the AMIT debt was paid off. As a result of the refinancing at Carriage Hills, an additional $1,432,000 of the AMIT debt was paid off. As a result of the sale of Cardinal Woods Apartments, approximately $501,000 of working capital loans payable to Angeles Acceptance Pool, L.P. ("AAP") were paid off. Also, AMIT assigned its unsecured note, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, to AAP on December 31, 1997. Other debt to AAP of $150,000, which is due from Vista APX, matured in November 1997. Upon maturity, Vista APX did not have the means with which to satisfy the maturing debt obligation. At this time, the General Partner does not believe that it is in the Partnership's best interest to fund Vista APX for this default. After the sale of Cardinal Woods and the refinance of Carriage Hills, the Partnership's outstanding indebtedness of $14,321,000 (net of discount) has maturity dates ranging from November 1997 to December 2004. Net cash proceeds from the sale of Cardinal Woods were used to establish additional cash reserves for the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions to the limited partners during the years ended December 31, 1997 or 1996.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheet - December 31, 1997

       Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

       Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1997 and 1996

       Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

       Notes to the Consolidated Financial Statements




              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners X


We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                        /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998,
except for Note J, as to which the date is March 17, 1998

                                 ANGELES PARTNERS X

                             CONSOLIDATED BALANCE SHEET

                                 December 31, 1997
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                         $  1,531
  Receivables and deposits                                               302
  Restricted escrows                                                     369
  Other assets                                                           331
  Investment properties
    Land                                            $  1,117
    Buildings and related personal property           13,693
                                                      14,810
    Less accumulated depreciation                     (9,351)          5,459

                                                                    $  7,992
Liabilities and Partners' Deficit
Liabilities
    Accounts payable                                                $    119
    Tenant security deposits payable                                      38
    Accrued property taxes                                               106
    Other liabilities                                                    632
    Notes payable, including $150 in default                          14,321

Partners' Deficit
    General partner's                               $   (253)
    Limited partners' (18,625 units
    issued and outstanding)                           (6,971)         (7,224)

                                                                    $  7,992


            See Accompanying Notes to Consolidated Financial Statements


                                 ANGELES PARTNERS X

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)

                                                            Years Ended December 31,
                                                              1997           1996
Revenues:
  Rental income                                             $  3,961       $  4,354
  Other income                                                   218            221
  Gain on sale of investment property (Note B)                 4,831             --
     Total revenues                                            9,010          4,575

Expenses:
  Operating                                                    1,857          2,026
  General and administrative                                     179            203
  Depreciation                                                   801            939
  Interest                                                     1,715          1,869
  Property taxes                                                 303            342
     Total expenses                                            4,855          5,379

Income (loss) before extraordinary items                       4,155           (804)
Extraordinary loss on early extinguishments
  of debt (Notes B and C)                                       (569)            --
Extraordinary gain on forgiveness of
  debt (Note C)                                                   49             --

Net income (loss)                                           $  3,635       $   (804)

Net income (loss) allocated to general
  partner (1%)                                              $     36       $     (8)
Net income (loss) allocated to limited
  partners (99%)                                               3,599           (796)
                                                            $  3,635       $   (804)

Net income (loss) per limited partnership unit:
Income (loss) before extraordinary items                    $ 220.75       $ (42.69)
Extraordinary items                                           (27.62)            --
Net income (loss)                                           $ 193.13       $ (42.69)

            See Accompanying Notes to Consolidated Financial Statements


                                 ANGELES PARTNERS X

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                         (in thousands, except unit data)

                                        Limited
                                      Partnership    General     Limited
                                         Units       Partner's   Partners'      Total
Original capital contributions         18,714      $     1      $ 18,714    $  18,715

Partners' deficit at
  December 31, 1995                    18,645      $  (267)     $ (9,774)   $ (10,041)

Net loss for the year ended
  December 31, 1996                        --           (8)         (796)        (804)

Abandonment of partnership units          (10)          --            --           --

Partners' deficit at
  December 31, 1996                    18,635         (275)      (10,570)     (10,845)

Net income for the year ended
  December 31, 1997                        --           36         3,599        3,635

Distributions to partners                  --          (14)           --          (14)

Abandonment of partnership units          (10)          --            --           --

Partners' deficit at
  December 31, 1997                    18,625      $  (253)     $ (6,971)   $  (7,224)

            See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                   Years Ended December 31,
                                                                   1997               1996
Cash flows from operating activities:
  Net income (loss)                                             $  3,635          $   (804)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Depreciation                                                     801               939
    Amortization of discounts and loan costs                          90                99
    Extraordinary loss on early extinguishments of debt              569                --
    Gain on sale of investment property                           (4,831)               --
    Extraordinary gain on forgiveness of debt                        (49)               --
    Change in accounts:
      Receivables and deposits                                       116                98
      Other assets                                                   (14)               (5)
      Accounts payable                                                25                22
      Tenant security deposits payable                               (18)              (14)
      Accrued property taxes                                         (27)              (61)
      Due to affiliate                                              (533)              132
      Other liabilities                                               (9)              273
         Net cash (used in) provided by operating
             activities                                             (245)              679

Cash flows from investing activities:
  Property improvements and replacements                            (435)             (358)
  Net deposits to restricted escrows                                (132)              (42)
  Proceeds from sale of investment property                        6,987                --

         Net cash provided by (used in) investing
             activities                                            6,420              (400)

Cash flows from financing activities:
  Payments on notes payable                                         (158)             (184)
  Repayment of notes payable                                      (9,762)               --
  Proceeds from refinancing                                        5,400                --
  Loan costs paid                                                   (116)              (14)
  Distributions to partners                                          (14)               --
  Debt extinguishment costs                                         (372)               --
         Net cash used in financing activities                    (5,022)             (198)

Net increase in cash and cash equivalents                          1,153                81
Cash and cash equivalents at beginning of year                       378               297
Cash and cash equivalents at end of year                        $  1,531          $    378
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,644          $  1,398
Supplemental disclosure of non-cash financing
  activities:
  Interest on notes transferred to notes payable                $     --          $    493

            See Accompanying Notes to Consolidated Financial Statements


                                 ANGELES PARTNERS X

                     Notes to Consolidated Financial Statements

                                 December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Angeles Partners X (the "Partnership") is a California limited partnership organized in June 1980, to acquire and operate residential properties. As of December 31, 1997, the Partnership operates three residential properties located in or near major urban areas in the United States. The Partnership's general partner is Angeles Realty Corporation (the "General Partner" or "ARC"). In December 1992, 100% of the General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

Principles of Consolidation:

The consolidated financial statements of the Partnership include its 99% limited partnership interests in Cardinal Woods Apartments, Ltd., Carriage APX, Ltd. and Vista APX, Ltd. The Partnership may remove the General Partner of these lower tiers, therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.
Allocations to Partners:

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

Depreciation:

Depreciation is computed utilizing the straight-line method over an estimated useful life of 10 to 25 years for buildings and improvements and 5 years for furniture and fixtures. For tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 12 years for personal property and 40 years for real property.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Partnership requires security deposits from all lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Restricted Escrows:

   Capital Improvement - At the time of the refinancing of Carriage Hills Apartments' mortgage notes payable during 1997, approximately $159,000 of the proceeds were designated for "capital improvements escrows" for certain capital improvements. In addition, approximately $2,000 remains in a capital improvement escrow for Greentree Apartments at December 31, 1997. The total balance in capital improvement escrows at December 31, 1997, is approximately $161,000.

   Reserve Account - In addition to the capital improvement reserves, a general reserve account was established with the refinancing proceeds for Greentree. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Reserve accounts are also maintained for Vista Hills Apartments. Reserve escrows for all properties totaled approximately $133,000 at December 31, 1997.

   Other Escrows - Upon the sale of Cardinal Woods on August 15, 1997, a "Comfort Sum" deposit escrow was established for $75,000. These funds are being held back by the purchaser until one year from the date of the sale. At that time, the funds will be released to the Partnership, provided there are no outstanding claims with regard to the sale of Cardinal Woods.


Loan Costs:

Loan costs of approximately $436,000 less accumulated amortization of approximately $173,000, are included in other assets in the accompanying consolidated balance sheet. Loan costs are amortized as interest expense on a straight-line basis over the life of the loans.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value:

The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments based on estimated borrowing rates currently available, approximates its carrying balance.

Advertising Costs:

Advertising costs of approximately $69,000 and $78,000 for the years ended December 31, 1997 and 1996, respectively, are charged to expense as they are incurred and are included in operating expenses.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.



NOTE B - DISPOSITION OF RENTAL PROPERTY

On August 15, 1997, Cardinal Woods Apartments located in Cary, North Carolina, was sold to an unaffiliated party for $7,100,000. After closing expenses of approximately $113,000, the net proceeds received by the Partnership were approximately $6,987,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property. The first mortgage was approximately $3,782,000 and the second mortgage was approximately $122,000. Both the first and second mortgages were scheduled to mature in October 2003. The property was also encumbered by a note payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note E") of approximately $588,000. The Partnership also paid off a note payable to Angeles Acceptance Pool, L.P. ("AAP") (see "Note E") in the amount of approximately $501,000. The remaining net proceeds were used to establish additional cash reserves for the Partnership. For financial statement purposes, the sale resulted in a gain of approximately $4,831,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $539,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs and debt discount.



NOTE C - NOTES PAYABLE

The principle terms of notes payable are as follows (in thousands):

                               Principal     Monthly                            Principal
                              Balance At     Payment                             Balance
                             December 31,   Including    Interest    Maturity     Due At
Property                         1997       Interest        Rate        Date     Maturity
Greentree
 1st mortgage                 $  3,478      $   27         7.83%      10/03     $ 3,135
 2nd mortgage                      113           1         7.83%      10/03         113

Carriage Hills Apartments
 1st mortgage (a)                5,400          37         7.39%      12/04       4,958

Vista Hills
 1st mortgage                    3,667          34        10.23%       9/00       3,567

Other notes payable:
Vista APX (d)                    1,561         (b)      10.82% (c)     9/02       1,561
Vista APX (in default)(d)          150         (e)          (e)       11/97         150
                                14,369
Less unamortized
 discounts at a
 rate of 8.13% (f)                 (48)

      Total                   $ 14,321      $   99

(a) Debt was refinanced effective November 20, 1997 (see below for further explanation).
(b) Interest only payments are based on available cash flow.
(c) Debt was restructured effective March 31, 1996 (see below for further explanation).
(d) Loan provided by Angeles Acceptance Pool, L.P. (see "Note E").
(e) Interest only payments at the prime interest rate or the prime interest rate plus 2%.
(f) An interest rate buy-down was exercised for Greentree when the debt was refinanced. The fee for the interest rate reductions amounted to $73,700 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fees are reflected as a reduction of the note payable and increase the effective rate of the debt to 8.13%.


At December 31, 1997, Vista APX did not have the means with which to pay its $150,000 outstanding indebtedness for Angeles Acceptance Pool, L.P., which matured in November 1997. The loan is unsecured; AAP's recourse is limited to the assets of Vista APX. The debt is non-recourse to the other assets of the Partnership. At this time, the General Partner does not believe that it is in the Partnership's best interest to fund Vista APX for this default.

On November 20, 1997, the Partnership refinanced the mortgage debt encumbering Carriage Hills Apartments. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000 at an interest rate of 7.39%. The former indebtedness included a first mortgage of approximately $3,379,000 with an interest rate of 9.84% and a note payable to AMIT (see "Note E") of approximately $1,432,000 with an interest rate of 10.2%. Payments on the new debt are due on the first day of each month until the loan matures on December 1, 2004. Total capitalized loan costs were approximately $116,000. As a result of the refinancing, the Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $30,000 due to the write off of unamortized loan costs and an extraordinary gain on forgiveness of debt of $49,000 on the AMIT note.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX lower-tier partnership which owns Vista Hills Apartments. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1997. Total interest expense on financing provided by AMIT was $387,000 and $404,000 for the years ended December 31, 1997 and 1996, respectively.

Scheduled principal payments of notes payable subsequent to December 31, 1997, are as follows (in thousands):


              1998                $   284
              1999                    146
              2000                  3,711
              2001                    126
              2002                  1,697
           Thereafter               8,405
                                  $14,369

The mortgage notes payable are nonrecourse and are secured by a pledge of the respective properties and by a pledge of revenues from operations of the respective properties. Certain of the mortgage notes impose prepayment penalties if repaid prior to maturity.

NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands):


                                         1997          1996

Net income (loss) as reported      $    3,635    $     (804)
Add (deduct):
 Depreciation differences                 360           (54)
 Unearned income                            8           (61)
 Amortization                              (2)           (2)
 Gain on sale                           1,081            --
 Other                                     --           (22)

Federal taxable income (loss)      $    5,082    $     (943)

Federal taxable income (loss)
   per limited partnership unit    $   235.26    $   (50.12)


The following is a reconciliation at December 31, 1997, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficiency - as reported              $   (7,224)
 Land and buildings                            2,596
 Accumulated depreciation                     (5,149)
 Syndication fees                              2,071
 Other                                           112

Net deficiency - Federal tax basis        $   (7,594)

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates in 1997 and 1996 (in thousands):


                                                                1997      1996

Property management fees (included in operating expenses)      $ 216     $ 227

Reimbursement for services of affiliates including,


  $16,000 and $14,000 of construction service reimbursement
  in 1997 and 1996, respectively (included in investment
  properties and general and administrative and operating
  expenses)                                                      142       152

Additionally, the Partnership paid approximately $87,000 to affiliates of Insignia for reimbursements of costs related to the sale of Cardinal Woods Apartments in August of 1997 and $26,000 for reimbursements of costs related to the refinancing of Carriage Hills in November of 1997. The refinancing costs were capitalized as loan costs and are being amortized over the term of the loan.

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

AMIT provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX lower-tier partnership which owns Vista Hills Apartments. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1997. Total interest expense on financing provided by AMIT was $387,000 and $404,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (affiliates of which provide property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

In November 1992, AAP, a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista APX's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $150,000 and $651,000 at December 31, 1997, and December 31, 1996, respectively, with interest accruing at prime plus two percent. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Upon maturity, Vista APX did not have the means with which to satisfy the maturing debt obligation. The loan is unsecured; AAP's recourse is limited to the assets of Vista APX. The debt is non-recourse to the other assets of the Partnership. At this time, the General Partner does not believe that it is in the Partnership's best interest to fund Vista APX for this default. Total interest expense for these loans was $44,000 and $58,000 for the twelve months ended December 31, 1997 and 1996, respectively.

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

                                                 Initial Cost
                                                 To Partnership

                                                            Buildings        Cost
                                                           and Related    Capitalized
                                                            Personal     Subsequent to
Description                 Encumbrances      Land          Property      Acquisition
Greentree Apartments         $ 3,591        $   211        $  3,345       $    786
Carriage Hills Apartments      5,400            101           3,509            749
Vista Hills Apartments         3,667            805           4,827            477
Other notes payable            1,711             --              --             --

   Totals                    $14,369        $ 1,117        $ 11,681       $  2,012


                    Gross Amount At Which Carried
                       At December 31, 1997

                           Buildings
                              And
                            Personal          Accumulated     Date of        Date     Depreciation
   Description      Land    Property   Total  Depreciation  Construction   Acquired     Life-Years
Greentree        $   211   $  4,131  $ 4,342   $ 3,221         08/74       12/31/81       5-25

Carriage Hills       101      4,258    4,359     2,595         06/72       07/30/82       5-25

Vista Hills          805      5,304    6,109     3,535         02/77       08/26/82       5-25

     Totals      $ 1,117   $ 13,693  $14,810 $  9,351


Reconciliation of Investment Properties and Accumulated Depreciation:


                                    Years Ended December 31,
                                      1997           1996

Investment Properties

Balance at beginning of year       $ 19,898       $ 19,595
 Dispositions of property            (5,523)           (55)
 Property improvements                  435            358

Balance at end of year             $ 14,810       $ 19,898

Accumulated Depreciation

Balance at beginning of year       $ 11,917       $ 11,022
 Depreciation expense                   801            939
 Dispositions of property            (3,367)           (44)

Balance at end of year             $  9,351       $ 11,917

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $17,406,000 and $23,604,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $14,500,000 and $19,570,000.


NOTE G - DISTRIBUTIONS

During the year ended December 31, 1997, distributions of $1,394,000 were made by Cardinal Woods Apartments, Ltd., a lower-tier partnership. Of these distributions, Angeles Partners X, the Limited Partner, received $1,380,000, or 99% of the distribution. Angeles Realty Corporation, the General Partner of Cardinal Woods Apartments, Ltd., received $14,000 or 1% of the distribution. For the year ended December 31, 1996, there were no distributions.

NOTE H - ABANDONMENT OF UNITS

In 1997 and 1996, the number of Limited Partnership Units decreased by 10 each year due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the income or loss for that year. The net income (loss) per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year.

NOTE I - CONTINGENCY

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

NOTE J - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. Angeles Realty Corporation ("ARC" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matter affecting its business. Effective December 1992, 100% of the General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"). MAE GP is wholly-owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of the General Partner are set forth below. There are no family relationships between or among any officers and directors.


          Name                    Age                    Office

Carroll D. Vinson                  57           President and Director

Robert D. Long, Jr.                30           Vice President and Chief
                                                  Accounting Officer

William H. Jarrard, Jr.            51           Vice President

Daniel M. LeBey                    32           Secretary

Kelley M. Buechler                 40           Assistant Secretary

Carroll D. Vinson has been President and Director of the General Partner and President of MAE and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the General Partner since August, 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997.
Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described below in "Item 12, Certain Relationships and Related Transaction".

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates in 1997 and 1996 (in thousands):


                                                       1997           1996

Property management fees                              $ 216          $ 227

Reimbursement for services of affiliates
  including, $16,000 and $14,000 of construct-
  ion service reimbursements in 1997 and
  1996, respectively                                    142            152

Additionally, the Partnership paid approximately $87,000 to affiliates of Insignia for reimbursements of costs related to the sale of Cardinal Woods Apartments in August of 1997 and $26,000 for reimbursements of costs related to the refinancing of Carriage Hills in November of 1997. The refinancing costs were capitalized as loan costs and are being amortized over the term of the loans.

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

AMIT provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified Vista APX note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX lower-tier partnership which owns Vista Hills Apartments. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1997. Total interest expense on financing provided by AMIT was $387,000 and $404,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust("IPT"), and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

In November 1992 AAP was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by ACII. Angeles is the 99% limited partner of AAP and AAD, an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista APX's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $150,000 and $651,000 at December 31, 1997, and December 31, 1996, respectively, with interest accruing at prime plus two percent. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Upon maturity, Vista APX did not have the means with which to satisfy the maturing debt obligation. The loan is unsecured and is non-recourse to the Partnership. At this time, the General Partner does not believe that it is in the Partnership's best interest to fund Vista APX for this default. Total interest expense for these loans was $44,000 and $58,000 for the twelve months ended December 31, 1997 and 1996, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   See exhibit index contained herein.

    (b)   No reports of Form 8-K were filed during the fourth quarter of 1997.



                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ANGELES PARTNERS X


                             By:   Angeles Realty Corporation
                                   Its General Partner

                             By:   /s/ Carroll D. Vinson
                                   Carroll D. Vinson
                                   President and Director


                             Date: March 26, 1998


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson            President and Director        March 26, 1998
Carroll D. Vinson


/s/ Robert D. Long, Jr.          Vice President and Chief      March 26, 1998
Robert D. Long, Jr.              Accounting Officer






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

   10.12 Contract to Purchase and Sell dated July 7, 1997 by and between Cardinal Woods Apartments, Ltd. a California limited partnership, and New Plan Realty Trust, a Massachusetts business trust, relating to Cardinal Woods Apartments filed in Form 10-QSB dated September 30, 1997 which is incorporated herein by reference.

   10.13 Promissory Note dated November 20, 1997, by and between Carriage Hills Apartments, Ltd., a Michigan limited partnership, and Lehman Brothers Holdings, Inc., a Delaware corporation.

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