Form 10QSB
period 1998-03-31
ANGELES PARTNERS X
filed 1998-05-14
CIK 317900

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


ITEM 1.  FINANCIAL STATEMENTS


a)
                                ANGELES PARTNERS X

                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  March 31, 1998
                         (in thousands, except unit data)



Assets
  Cash and cash equivalents                                        $  1,450
  Receivables and deposits                                              155
  Restricted escrows                                                    381
  Other assets                                                          365
  Investment properties:
    Land                                             $  1,117
    Buildings and related personal property            13,740
                                                       14,857
    Less accumulated depreciation                      (9,509)        5,348
                                                                   $  7,699

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $     74
  Tenant security deposit liabilities                                    38
  Accrued property taxes                                                 43
  Other liabilities                                                     609
  Notes payable, including $150 in default                           14,290

Partners' Deficit
  General partner's                                  $   (255)
  Limited partners' (18,625 units
     issued and outstanding)                           (7,100)       (7,355)
                                                                   $  7,699


           See Accompanying Notes to Consolidated Financial Statements


b)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                    Three Months Ended
                                                        March 31,
                                                    1998          1997
Revenues:
    Rental income                                  $   774      $ 1,056
    Other income                                        40           63
      Total revenues                                   814        1,119

Expenses:
    Operating                                          352          451
    General and administrative                          40           41
    Depreciation                                       158          218
    Interest                                           322          470
    Property taxes                                      72          101
      Total expenses                                   944        1,281

Net loss                                           $  (130)     $  (162)

Net loss allocated to general partner (1%)         $    (1)     $    (2)
Net loss allocated to limited partners (99%)          (129)        (160)
                                                   $  (130)     $  (162)

Net loss per limited partnership unit              $ (6.93)     $ (8.58)

Limited partnership units outstanding               18,625       18,635


          See Accompanying Notes to Consolidated Financial Statements


c)
                               ANGELES PARTNERS X

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership   General     Limited
                                   Units     Partner's   Partners'     Total

Original capital contributions   18,714       $    1     $ 18,714    $ 18,715

Partners' deficit at
  December 31, 1997              18,625       $ (253)    $ (6,971)   $ (7,224)

Net loss for the three months
  ended March 31, 1998               --           (1)        (129)       (130)

Distributions to partners            --           (1)          --          (1)

Partners' deficit at
  March 31, 1998                 18,625       $ (255)    $ (7,100)   $ (7,355)


          See Accompanying Notes to Consolidated Financial Statements


d)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                               March 31,
                                                           1998        1997
Cash flows from operating activities:
  Net loss                                              $ (130)       $ (162)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                           158           218
    Amortization of discounts and loan costs                14            27
    Change in accounts:
       Receivables and deposits                            147           166
       Other assets                                        (34)          (18)
       Accounts payable                                    (45)          (17)
       Tenant security deposit liabilities                  --             3
       Accrued property taxes                              (63)          (66)
       Due to affiliate                                     --            27
       Other liabilities                                   (23)           89

         Net cash provided by operating activities          24           267

Cash flows from investing activities:
  Property improvements and replacements                   (47)          (88)
  Net deposits to restricted escrows                       (12)          (20)

         Net cash used in investing activities             (59)         (108)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (33)          (50)
  Loan costs paid                                          (12)           --
  Distributions to partners                                 (1)           --

         Net cash used in financing activities             (46)          (50)

Net (decrease) increase in cash and cash equivalents       (81)          109

Cash and cash equivalents at beginning of period         1,531           378

Cash and cash equivalents at end of period              $1,450        $  487

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  264        $  345


          See Accompanying Notes to Consolidated Financial Statements


e)
                               ANGELES PARTNERS X

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Angeles Partners X (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in Cardinal Woods Apartments, Ltd., Carriage APX, Ltd. and Vista APX, Ltd. The Partnership may remove the General Partner of these lower tiers, therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

NOTE B - DISPOSITION OF RENTAL PROPERTY

On August 15, 1997, Cardinal Woods Apartments located in Cary, North Carolina, was sold to an unaffiliated party for $7,100,000. After closing expenses of approximately $113,000, the net proceeds received by the Partnership were approximately $6,987,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property. The first mortgage was approximately $3,782,000 and the second mortgage was approximately $122,000. Both the first and second mortgages were scheduled to mature in October 2003. The property was also encumbered by a note payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note C") of approximately $588,000. The Partnership also paid off a note payable to Angeles Acceptance Pool, L.P. ("AAP") (see "Note C") in the amount of approximately $501,000. The remaining net proceeds were used to establish additional cash reserves for the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the General Partner was wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust, ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates for the three month periods ended March 31, 1998 and 1997 (in thousands):

                                                              1998       1997

Property management fees (included in operating expenses)    $ 42       $ 57

Reimbursement for services of affiliates including $1,000
  and $4,000 of construction service reimbursements in
  1998 and 1997, respectively (included in general and
  administrative and operating expenses)                       26         36


For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista APX lower-tier partnership which owns Vista Hills Apartments. The lender's recourse is limited to the assets of Vista APX; the debt is non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at March 31, 1998. Total interest expense on financing provided by AMIT was approximately $105,000 for the three months ended March 31, 1997.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares as it deems appropriate in the future.

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

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista APX's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $150,000 and $651,000 at March 31, 1998, and March 31, 1997, respectively, with interest accruing at prime plus two percent. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista APX note payable became due November 25, 1997. Upon maturity, Vista APX did not have the means with which to satisfy the maturing debt obligation. The loan is unsecured; AAP's recourse is limited to the assets of Vista APX. The debt is non-recourse to the other assets of the Partnership. At this time, the General Partner does not believe that it is in the Partnership's best interest to fund Vista APX for this default. Total interest expense for these loans and for the $1,561,000 note assigned to AAP by AMIT was approximately $45,000 and $15,000 for the three months ended March 31, 1998 and 1997, respectively.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three month periods ended March 31, 1998, and 1997:


                                                     Average
                                                    Occupancy
Property                                         1998        1997

Greentree Apartments
  Mobile, Alabama                                 94%        98%

Carriage Hills Apartments
  East Lansing, Michigan                          94%        93%

Vista Hills Apartments
  El Paso, Texas                                  82%        73%


The General Partner attributes the increase in occupancy at Vista Hills to effective marketing and better market conditions. The decrease in occupancy at Greentree is primarily due to an increasingly competitive local market. More aggressive marketing helped restore physical occupancy to 98% by mid-April.

The Partnership realized net losses for the three month periods ended March 31, 1998 and 1997, of approximately $130,000 and $162,000, respectively. Both revenues and expenses were reduced for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due to the sale of Cardinal Woods on August 15, 1997. Cardinal Woods Apartments, located in Cary, North Carolina, was sold to an unaffiliated party for $7,100,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property. After closing expenses of approximately $113,000, the net proceeds received by the Partnership were approximately $1,994,000. The net proceeds were used to establish additional cash reserves for the Partnership.

Excluding the impact of the sale of Cardinal Woods, net loss decreased approximately $73,000, primarily due to increased revenues and reduced interest
expense.   Rental revenue at the remaining properties increased by approximately
$30,000 due to increased occupancy and lower rental concessions at Vista Hills. Interest income increased due to higher average cash balances due to the cash received from the sale of Cardinal Woods. Interest expense excluding Cardinal Woods decreased by approximately $65,000 due to the refinance of Carriage Hill's debt at a lower interest rate and the payoff of other notes payable with proceeds received from the sale of Cardinal Woods.

Included in operating expenses for the three months ended March 31, 1998 is approximately $20,000 for major repairs and maintenance, which is comprised primarily of landscaping and exterior building repairs. For the three months ended March 31, 1997, approximately $19,000 was spent for major repairs and maintenance, primarily made up of tennis court repairs and exterior building and gutter repairs.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $1,450,000 compared to approximately $487,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998 was approximately $81,000 compared to a net increase of approximately $109,000 for the three month period ended March 31, 1997. Net cash provided by operating activities decreased primarily due to the increase in cash used for other liabilities related to the timing of payments. Net cash used in investing activities decreased primarily due to decreased property improvements and replacements. Net cash used in financing activities decreased due to lower principal payments on notes payable due to the sale of Cardinal Woods.

On November 20, 1997, the Partnership refinanced the mortgage debt encumbering Carriage Hills Apartments. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000 at an interest rate of 7.39%. The former indebtedness included a first mortgage of approximately $3,379,000 with an interest rate of 9.84% and a note payable to AMIT (see "Note C") of approximately $1,432,000 with an interest rate of 10.2%. Payments on the new debt are due on the first day of each month until the loan matures on December 1, 2004. Through March 31, 1998, total capitalized loan costs were approximately $128,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. After the sale of Cardinal Woods and the refinance of Carriage Hills, the Partnership's outstanding indebtedness of $14,290,000 (net of discount) has maturity dates ranging from November 1997 to December 2004, with balloon payments due at maturity. Net cash proceeds from the sale of Cardinal Woods were used to establish additional cash reserves for the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions to the limited partners during the three months ended March 31, 1998 or 1997. Currently the General Partner does not anticipate making any distributions during 1998.

Vista APX currently does not have the means with which to pay its $150,000 outstanding indebtedness to Angeles Acceptance Pool, L.P., which matured in November 1997. The loan is unsecured; AAP's recourse is limited to the assets of Vista APX. The debt is non-recourse to the other assets of the Partnership. At this time, the General Partner does not believe that it is in the Partnership's best interest to fund Vista APX for this default.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint, which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         a) Exhibits:  Exhibit 27, Financial Data Schedule, is attached as an exhibit to this report.

         b) Reports on Form 8-K: None filed during the quarter ended March 31,
                                 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ANGELES PARTNERS X

                                By:    Angeles Realty Corporation
                                       Its General Partner


                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President and Director


                                By:    /s/Robert D. Long, Jr.
                                       Robert D. Long, Jr.
                                       Vice President and Chief Accounting
                                       Officer

                                Date:  May 14, 1998