Form 10KSB/A
period 1997-12-31
ANGELES PARTNERS X
filed 1998-05-20
CIK 317900

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                                 SECTION 13 OR 15(D)

                                   FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I


ITEM 2.   DESCRIPTION OF PROPERTIES

Amended to properly disclose debt at the Partnership level and lender's recourse.

The following table sets forth the Partnership's investments in properties:

                              Date of
Property                      Purchase    Type of Ownership            Use

Greentree Apartments          12/31/81  Fee ownership subject to     Apartment
     Mobile, Alabama                    first and second mortgages   178 units

Carriage Hills Apartments     07/30/82  Fee ownership subject to     Apartment
     East Lansing, Michigan             first mortgage               143 units

Vista Hills Apartments        08/26/82  Fee ownership subject to     Apartment
     El Paso, Texas                     first mortgage               264 units

SCHEDULE OF PROPERTIES (IN THOUSANDS):


                        Gross
                       Carrying  Accumulated                           Federal
Property                Value    Depreciation    Rate       Method    Tax Basis

Greentree             $ 4,342    $  3,221      5-25 yrs      S/L      $  818
Carriage Hills          4,359       2,595      5-25 yrs      S/L         806
Vista Hills             6,109       3,535      5-25 yrs      S/L       1,282

                      $14,810    $  9,351                            $ 2,906


See "Note A" included in "Item 7, Financial Statements" for a description of the Partnership's depreciation policy.


SCHEDULE OF NOTES PAYABLE (IN THOUSANDS):

                              Principal                                     Principal
                              Balance At                                     Balance
                             December 31,  Interest    Period    Maturity    Due At
Property                         1997        Rate     Amortized    Date     Maturity
Greentree
   1st mortgage               $ 3,478        7.83%   28.67 yrs    10/03      $ 3,135
   2nd mortgage                   113        7.83%      (a)       10/03          113

Carriage Hills
   1st mortgage                 5,400        7.39%      30 yrs    12/04        4,958

Vista Hills
   1st mortgage                 3,667       10.23%      30 yrs     9/00        3,567

Other notes payable:

Angeles Partners X (b)          1,561       10.82%      (a)        9/02        1,561
Vista APX (in default) (b)        150         (c)       (a)       11/97          150
                               14,369
Less unamortized
  discount                        (48)

    Total                     $14,321

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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX lower-tier partnership which owns Vista Hills Apartments. The lender's recourse is limited to the assets of Vista APX; the debt is non-recourse to the assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1997. Total interest expense on financing provided by AMIT was $387,000 and $404,000 for the years ended December 31, 1997 and 1996, respectively.

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


                                      PART II


ITEM 7.  FINANCIAL STATEMENTS

Amended to properly disclose debt at the Partnership level and lender's recourse.

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
Angeles Partners X (d)           1,561         (b)      10.82% (c)     9/02       1,561
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

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX lower-tier partnership which owns Vista Hills Apartments. The lender's recourse is limited to the assets of Vista APX; the debt is non-recourse to the assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1997. Total interest expense on financing provided by AMIT was $387,000 and $404,000 for the years ended December 31, 1997 and 1996, respectively.

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

AMIT provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX lower-tier partnership which owns Vista Hills Apartments. The lender's recourse is limited to the assets of Vista APX; the debt is non-recourse to the assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1997. Total interest expense on financing provided by AMIT was $387,000 and $404,000 for the years ended December 31, 1997 and 1996, respectively.

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


                                      PART III


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

AMIT provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage; the agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modifications, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interests in the Vista APX lower-tier partnership which owns Vista Hills Apartments. The lender's recourse is limited to the assets of Vista APX; the debt is non-recourse to the assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1997. Total interest expense on financing provided by AMIT was $387,000 and $404,000 for the years ended December 31, 1997 and 1996, respectively.

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

                             Date: May 20, 1998


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson            President and Director        May 20, 1998
Carroll D. Vinson


/s/ Robert D. Long, Jr.          Vice President and Chief      May 20, 1998
Robert D. Long, Jr.              Accounting Officer