Form 10QSB
period 1998-06-30
ANGELES PARTNERS X
filed 1998-08-14
CIK 317900

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


                  For the quarterly period ended June 30, 1998


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


ITEM 1.  FINANCIAL STATEMENTS


a)
                                ANGELES PARTNERS X

                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1998
                         (in thousands, except unit data)



Assets
  Cash and cash equivalents                            $ 1,400
  Receivables and deposits                                 282
  Restricted escrows                                       387
  Other assets                                             304
  Investment properties:
    Land                                    $ 1,117
    Buildings and related personal property  13,836
                                             14,953
    Less accumulated depreciation            (9,667)     5,286
                                                       $ 7,659

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                     $    89
  Tenant security deposit liabilities                       38
  Accrued property taxes                                    78
  Other liabilities                                        682
  Notes payable, including $150 in default              14,257

Partners' Deficit
  General partner's                         $  (261)
  Limited partners' (18,625 units
     issued and outstanding)                 (7,224)    (7,485)
                                                       $ 7,659

           See Accompanying Notes to Consolidated Financial Statements

b)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                  1998      1997      1998      1997
Revenues:
    Rental income               $   789   $ 1,061   $ 1,563   $ 2,117
    Other income                     59        52        99       115
      Total revenues                848     1,113     1,662     2,232

Expenses:
    Operating                       362       475       714       926
    General and administrative       53        43        93        84
    Depreciation                    158       221       316       439
    Interest                        321       472       643       942
    Property taxes                   80       101       152       202
      Total expenses                974     1,312     1,918     2,593

Net loss                        $  (126)  $  (199)  $  (256)  $  (361)

Net loss allocated to
    general partner (1%)        $    (1)  $    (2)  $    (3)  $    (4)
Net loss allocated to
    limited partners (99%)         (125)     (197)     (253)     (357)
                                $  (126)  $  (199)  $  (256)  $  (361)

Net loss per limited
    partnership unit            $ (6.71)  $(10.57)  $(13.58)  $(19.16)

Limited partnership units
    outstanding                  18,625    18,635    18,625    18,635

          See Accompanying Notes to Consolidated Financial Statements
c)
                               ANGELES PARTNERS X

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership  General   Limited
                                  Units    Partner's Partners'   Total

Original capital contributions   18,714    $     1   $18,714   $18,715

Partners' deficit at
  December 31, 1997              18,625    $  (253)  $(6,971)  $(7,224)

Distributions to partners            --         (5)       --        (5)

Net loss for the six months
  ended June 30, 1998                --         (3)     (253)     (256)

Partners' deficit at
  June 30, 1998                  18,625    $  (261)  $(7,224)  $(7,485)

          See Accompanying Notes to Consolidated Financial Statements


d)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                         1998       1997
Cash flows from operating activities:
  Net loss                                             $ (256)    $ (361)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                          316        439
    Amortization of discounts and loan costs               28         51
    Change in accounts:
       Receivables and deposits                            20        150
       Other assets                                        18        (43)
       Accounts payable                                   (30)       (12)
       Tenant security deposit liabilities                 --          2
       Accrued property taxes                             (28)        (7)
       Due to affiliate                                    --         46
       Other liabilities                                   50        205

         Net cash provided by operating activities        118        470

Cash flows from investing activities:
  Property improvements and replacements                 (143)      (224)
  Net deposits to restricted escrows                      (18)       (20)

         Net cash used in investing activities           (161)      (244)

Cash flows from financing activities:
  Payments on notes payable                               (66)       (98)
  Loan costs paid                                         (17)        --
  Distributions to partners                                (5)        --

         Net cash used in financing activities            (88)       (98)

Net (decrease) increase in cash and cash equivalents     (131)       128

Cash and cash equivalents at beginning of period        1,531        378

Cash and cash equivalents at end of period             $1,400     $  506

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  527     $  688

          See Accompanying Notes to Consolidated Financial Statements

e)
                               ANGELES PARTNERS X

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Angeles Partners X (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the General Partner was wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust, ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates for the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                          1998    1997

Property management fees (included in operating expenses) $ 83    $115

Reimbursement for services of affiliates (included in
  general and administrative expenses)                      50      49

In addition, the Partnership paid approximately $1,000 and $10,000 during the six month periods ended June 30, 1998 and 1997, respectively, to an affiliate of the General Partner for construction oversight reimbursements related to capital improvements and major repair projects. Construction oversight reimbursements are included in operating expenses and investment properties. The Partnership also paid approximately $4,000 during the six month period ended June 30, 1998 to an affiliate of the General Partner for reimbursements of costs related to the loan refinancing at Carriage Hills in November of 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT, and upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid. The Partnership also has a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note matures in September 2002 and provides for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt is being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista APX lower-tier partnership which owns Vista Hills Apartments. The lender's recourse is limited to the assets of Vista APX; the debt is non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at June 30, 1998. Total interest expense on financing provided by AMIT was approximately $212,000 for the six months ended June 30, 1997.

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

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.

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

This working capital loan funded Vista APX's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $150,000 and $651,000 at June 30, 1998, and June 30, 1997, respectively, with interest accruing at prime plus two percent. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista APX note payable became due November 25, 1997.
Upon maturity, Vista APX did not have the means with which to satisfy the maturing debt obligation. The loan is unsecured; AAP's recourse is limited to the assets of Vista APX. The debt is non-recourse to the other assets of the Partnership. Subsequent to June 30, 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. Total interest expense for these loans and for the $1,561,000 note assigned to AAP by AMIT on December 31, 1997 was approximately $89,000 and $29,000 for the six months ended June 30, 1998 and 1997, respectively.

During August 1998, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in five real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 8,000 of the outstanding units of limited partnership interest in the Partnership, at $150 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 13, 1998 (the "Offer to Purchase"). Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission on August 13, 1998), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, the manner in which the purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1998, and 1997:


                                           Average
                                          Occupancy
Property                                1998      1997

Greentree Apartments
  Mobile, Alabama                        96%       98%

Carriage Hills Apartments
  East Lansing, Michigan                 94%       94%

Vista Hills Apartments
  El Paso, Texas                         82%       74%

The General Partner attributes the increase in occupancy at Vista Hills to effective marketing and improved market conditions.

The Partnership realized net losses for the six month periods ended June 30, 1998 and 1997, of approximately $256,000 and $361,000, respectively. The Partnership's net loss for the three months ended June 30, 1998 was approximately $126,000 compared to a net loss of approximately $199,000 for the three months ended June 30, 1997. Total revenues and expenses were reduced for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997 due to the sale of Cardinal Woods on August 15, 1997. Cardinal Woods Apartments, located in Cary, North Carolina, was sold to an unaffiliated party for $7,100,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property. After closing expenses of approximately $113,000, and the payoff of the debt encumbering the property, the net proceeds received by the Partnership were approximately $1,994,000. The net proceeds were used to establish additional cash reserves for the Partnership.

Excluding the operations of Cardinal Woods, which was sold in 1997, the net loss for the six months ended June 30, 1998 decreased approximately $193,000,
primarily due to increased revenues and reduced interest expense.   Rental
revenue at the remaining properties increased by approximately $69,000 due to increased occupancy and lower rental concessions at Vista Hills. Other income increased as a result of increased interest income due to higher average cash balances resulting from cash received from the sale of Cardinal Woods. Interest expense excluding Cardinal Woods decreased by approximately $133,000 due to the refinance of Carriage Hill's debt at a lower interest rate and the payoff of other notes payable with proceeds received from the sale of Cardinal Woods.

Included in operating expenses for the six months ended June 30, 1998 was approximately $32,000 for major repairs and maintenance, which was comprised primarily of landscaping and exterior building repairs. For the six months ended June 30, 1997, approximately $40,000 was spent for major repairs and maintenance, primarily made up of tennis court repairs, exterior building repairs, parking lot repairs and landscaping.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $1,400,000 compared to approximately $506,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six months ended June 30, 1998 was approximately $131,000 compared to a net increase of approximately $128,000 for the six month period ended June 30, 1997. Net cash provided by operating activities decreased primarily due to the decrease in cash provided by receivables and deposits and other liabilities related to the timing of payments. Net cash used in investing activities decreased primarily due to decreased property improvements and replacements. Net cash used in financing activities decreased primarily due to lower principal payments on notes payable due to the sale of Cardinal Woods. This decrease was partially offset by loan costs paid during the six months ended June 30, 1998 related to the refinancing at Carriage Hills in November of 1997.

On November 20, 1997, the Partnership refinanced the mortgage debt encumbering Carriage Hills Apartments. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000 at an interest rate of 7.39%. The former indebtedness included a first mortgage of approximately $3,379,000 with an interest rate of 9.84% and a note payable to AMIT (see "Note C") of approximately $1,432,000 with an interest rate of 10.2%. Payments on the new debt are due on the first day of each month until the loan matures on December 1, 2004. Through June 30, 1998, total capitalized loan costs were approximately $133,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. After the sale of Cardinal Woods and the refinance of Carriage Hills, the Partnership's outstanding indebtedness of $14,257,000 (net of discount) has maturity dates ranging from November 1997 to December 2004, with balloon payments due at maturity. Net cash proceeds from the sale of Cardinal Woods were used to establish additional cash reserves for the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions to the limited partners during the six months ended June 30, 1998 or 1997. Currently the General Partner does not anticipate making any distributions during 1998.

Vista APX currently does not have the means with which to pay its $150,000 outstanding indebtedness to AAP, which matured in November 1997. The loan is unsecured; AAP's recourse is limited to the assets of Vista APX. The debt is non-recourse to the other assets of the Partnership. Subsequent to June 30, 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner believes the action to be without merit, and intends to vigorously defend it.

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

         b)    Reports on Form 8-K:

               None filed during the quarter ended June 30, 1998.

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

                               Date:  August 14, 1998