Form 10QSB
period 1998-09-30
ANGELES PARTNERS X
filed 1998-11-13
CIK 317900

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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


ITEM 1.  FINANCIAL STATEMENTS


a)
                                ANGELES PARTNERS X

                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                September 30, 1998
                         (in thousands, except unit data)


Assets
  Cash and cash equivalents                            $ 1,345
  Receivables and deposits                                 247
  Restricted escrows                                       416
  Other assets                                             274
  Investment properties:
    Land                                    $ 1,117
    Buildings and related personal property  14,104
                                             15,221
    Less accumulated depreciation            (9,810)     5,411
                                                       $ 7,693

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                     $   339
  Tenant security deposit liabilities                       35
  Accrued property taxes                                    27
  Other liabilities                                        208
  Notes payable                                         12,515

Partners' Deficit
  General partner's                         $  (240)
  Limited partners' (18,625 units
     issued and outstanding)                 (5,191)    (5,431)
                                                       $ 7,693

           See Accompanying Notes to Consolidated Financial Statements


b)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                                  1998      1997      1998      1997
Revenues:
  Rental income                 $   777   $   928   $ 2,340   $ 3,045
  Other income                       67        53       166       168
  Gain on sale of investment
    property                         --     4,831        --     4,831
     Total revenues                 844     5,812     2,506     8,044

Expenses:
  Operating                         396       437     1,110     1,363
  General and administrative         44        46       137       130
  Depreciation                      164       197       480       636
  Interest                          295       417       938     1,359
  Property taxes                     76        81       228       283
     Total expenses                 975     1,178     2,893     3,771

(Loss) income before
  extraordinary item               (131)    4,634      (387)    4,273

Extraordinary gain on
  forgiveness of debt             2,185        --     2,185        --

Extraordinary loss on early
  extinguishment of debt             --      (539)       --      (539)

Net income                      $ 2,054   $ 4,095   $ 1,798   $ 3,734

Net income allocated to
  general partner (1%)          $    21   $    41   $    18   $    37
Net income allocated to
  limited partners (99%)          2,033     4,054     1,780     3,697
                                $ 2,054   $ 4,095   $ 1,798   $ 3,734

Per limited partnership unit:
(Loss) income before
  extraordinary item            $ (6.99)  $246.18   $(20.57)  $227.02
Extraordinary item               116.14    (28.63)   116.14    (28.63)

Net income                      $109.15   $217.55   $ 95.57   $198.39

Limited partnership units
  outstanding                    18,625    18,635    18,625    18,635

          See Accompanying Notes to Consolidated Financial Statements

c)
                               ANGELES PARTNERS X

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partner's Partners'   Total

Original capital contributions    18,714    $     1   $18,714   $18,715

Partners' deficit at
  December 31, 1997               18,625    $  (253)  $(6,971)  $(7,224)

Distributions to partners             --         (5)       --        (5)

Net income for the nine months
  ended September 30, 1998            --         18     1,780     1,798

Partners' deficit at
  September 30, 1998              18,625    $  (240)  $(5,191)  $(5,431)

          See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                          1998      1997
Cash flows from operating activities:
  Net income                                            $ 1,798   $ 3,734
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                           480       636
     Amortization of discounts and loan costs                45        72
     Extraordinary loss on early extinguishment of debt      --       539
     Extraordinary gain on forgiveness of debt           (2,185)       --
     Gain on sale of investment property                     --    (4,831)
     Loss on disposal of property                            12        --
     Change in accounts:
       Receivables and deposits                              55       112
       Other assets                                          34        (8)
       Accounts payable                                     220       (16)
       Tenant security deposit liabilities                   (3)      (19)
       Accrued property taxes                               (79)       15
       Due to affiliate                                      --      (533)
       Other liabilities                                     79       107

          Net cash provided by (used in)
            operating activities                            456      (192)

Cash flows from investing activities:
  Property improvements and replacements                   (444)     (333)
  Net deposits to restricted escrows                        (47)      (33)
  Proceeds from sale of investment property                  --     6,987

         Net cash (used in) provided by
            investing activities                           (491)    6,621

Cash flows from financing activities:
  Payments on notes payable                                 (99)     (133)
  Repayment of notes payable                                (30)   (4,993)
  Debt extinguishment costs                                  --      (372)
  Loan costs paid                                           (17)      (11)
  Distributions to partners                                  (5)      (14)

         Net cash used in financing activities             (151)   (5,523)

Net (decrease) increase in cash and cash equivalents       (186)      906

Cash and cash equivalents at beginning of period          1,531       378

Cash and cash equivalents at end of period              $ 1,345   $ 1,284

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   789   $ 1,179

          See Accompanying Notes to Consolidated Financial Statements

e)
                               ANGELES PARTNERS X

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Angeles Partners X (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in Cardinal Woods Apartments, Ltd., Carriage APX, Ltd. and Vista APX, Ltd. The Partnership may remove the General Partner of these lower tiers; therefore, the partnerships are deemed controlled and therefore are consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

NOTE B - DISPOSITION OF RENTAL PROPERTY

On August 15, 1997, Cardinal Woods Apartments located in Cary, North Carolina, was sold to an unaffiliated party for $7,100,000. After closing expenses of approximately $113,000, the proceeds received by the Partnership were approximately $6,987,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property. The first mortgage was approximately $3,782,000 and the second mortgage was approximately $122,000. Both the first and second mortgages were scheduled to mature in October 2003. The property was also encumbered by a note payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note C") of approximately $588,000. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. The Partnership also paid off a note payable to Angeles Acceptance Pool, L.P. ("AAP") (see "Note C") in the amount of approximately $501,000. The remaining net proceeds were used to establish additional cash reserves for the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The partnership agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates for the nine month periods ended September 30, 1998 and 1997:

                                                          1998    1997
                                                          (in thousands)

Property management fees (included in operating expenses) $125    $174

Reimbursement for services of affiliates including $9,000
  and $14,000 of construction services reimbursements in
  1998 and 1997, respectively, (included in investment
  properties, general and administrative and operating
  expenses)                                                 84     102

In addition, the Partnership paid approximately $4,000 during the nine month period ended September 30, 1998 to an affiliate of the General Partner for reimbursements of costs related to the loan refinancing at Carriage Hills in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

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

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT. In addition, upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid to AMIT. The Partnership also had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista APX, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista APX lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista APX; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at September 30, 1998. Total interest expense on financing provided by AMIT was approximately $313,000 for the nine months ended September 30, 1997.

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

This working capital loan funded Vista APX's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista APX note payable of $150,000 became due November 25, 1997. Upon maturity, Vista APX did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista APX. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. Total interest expense for these loans and for the $1,561,000 note assigned to AAP by AMIT on December 31, 1997 was approximately $104,000 and $39,000 for the nine months ended September 30, 1998 and 1997, respectively.

During August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,000 of the outstanding units of limited partnership interest in the Partnership, at $150 per Unit, net to the seller in cash. The Purchaser has extended the tender offer expiration date to November 16, 1998.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1998, and 1997:


                              Average Occupancy
Property                        1998      1997

Greentree Apartments
  Mobile, Alabama                96%       99%
Carriage Hills Apartments
  East Lansing, Michigan         93%       95%
Vista Hills Apartments
  El Paso, Texas                 83%       75%

The General Partner attributes the increase in occupancy at Vista Hills to effective marketing and improved market conditions.

The Partnership realized net income of $1,798,000 for the nine month period ended September 30, 1998, compared to net income of $3,734,000 for the nine months ended September 30, 1997. The Partnership's net income for the three months ended September 30, 1998 was approximately $2,054,000 compared to net income of approximately $4,095,000 for the three months ended September 30, 1997. The decrease in net income for the three and nine months ended September 30, 1998, as compared to the corresponding period in 1997 is primarily attributable to the gain recognized on the sale of Cardinal Woods on August 15, 1997, offset partially by the loss on early extinguishment of debt. On August 15, 1997, Cardinal Woods Apartments, located in Cary, North Carolina, was sold to an unaffiliated party for $7,100,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property. After closing expenses of approximately $113,000, and the payoff of the debt encumbering the property, the net proceeds received by the Partnership were approximately $1,994,000. The net proceeds were used to establish additional cash reserves for the Partnership.

Vista APX did not have the means with which to pay its $150,000 outstanding indebtedness to AAP which matured in November 1997. The loan was unsecured; AAP's recourse was limited to the assets of Vista APX. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. For financial statement purposes, the forgiveness resulted in a gain of approximately $2,185,000.

Excluding the operations of Cardinal Woods and the gain on forgiveness of debt, the net loss for the nine months ended September 30, 1998 decreased approximately $263,000, primarily due to increased revenues and reduced interest
expense.   Rental revenue at the remaining properties increased primarily due to increased occupancy and lower rental concessions at Vista Hills. Other income increased as a result of increased interest income due to higher average cash balances resulting from cash received from the sale of Cardinal Woods. Interest expense excluding Cardinal Woods decreased by approximately $215,000 due to the refinance of Carriage Hill's debt at a lower interest rate and the payoff of other notes payable with proceeds received from the sale of Cardinal Woods.

Included in operating expenses for the nine months ended September 30, 1998 was approximately $51,000 for major repairs and maintenance, which was comprised primarily of landscaping and exterior building repairs. For the nine months ended September 30, 1997, approximately $46,000 was spent for major repairs and maintenance, primarily made up of tennis court, exterior building, and parking lot repairs and landscaping.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $1,345,000 compared to approximately $1,284,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 was approximately $186,000 compared to a net increase of approximately $906,000 for the nine month period ended September 30, 1997. Net cash provided by operating activities increased primarily due to the payment made in 1997 of a $581,000 payable to an affiliate for reimbursement of services, which had been accruing for several years. Net cash used in investing activities increased primarily due to the proceeds received from the sale of Cardinal Woods Apartments during the nine months ended September 30, 1997 and increased property improvements and replacements in 1998. Net cash used in financing activities decreased primarily due to the repayment of notes payable and prepayment penalties incurred as a result of the sale of Cardinal Woods in 1997.

On November 20, 1997, the Partnership refinanced the mortgage debt encumbering Carriage Hills Apartments. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000 at an interest rate of 7.39%. The former indebtedness included a first mortgage of approximately $3,379,000 with an interest rate of 9.84% and a note payable to AMIT (see "Note C") of approximately $1,432,000 with an interest rate of 10.2%. Payments on the new debt are due on the first day of each month until the loan matures on December 1, 2004. Through September 30, 1998, total capitalized loan costs were approximately $133,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. After the sale of Cardinal Woods, the refinance of Carriage Hills, and the forgiveness of the AAP debt, the Partnership's outstanding indebtedness of $12,515,000 (net of discount) has maturity dates ranging from September 2000 to December 2004, with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no distributions to the limited partners during the nine months ended September 30, 1998 or 1997. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

In the third quarter of 1998, the General Partner entered into a contract with an unaffiliated party for the sale of Vista Hills. The potential buyer is currently performing due diligence on the property, and the closing is expected to happen at the end of November 1998.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ANGELES PARTNERS X

                               By:        Angeles Realty Corporation
                                          Its General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President Accounting
                                          (Duly Authorized Officer)


                               Date:      November 13, 1998