Form 10KSB
period 1998-12-31
ANGELES PARTNERS X
filed 1999-03-26
CIK 317900

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

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

State issuer's revenues for its most recent fiscal year $3,357,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31 , 1998. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Companty ("AIMCO") effective February 26, 1999. Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd., acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. The Registrant continues to own and operate three of these properties (See "Item 2 Description of Properties").

Commencing May 12, 1981, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 25,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000). Upon termination of the offering, the Registrant had accepted subscriptions for 18,714 Units for an aggregate of $18,714,000. An additional 100 Units were purchased by the General Partner for $100,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

A further discussion of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Property management services were provided at the Partnership's properties by an affilate of the General Partner.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

During August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,000 of the outstanding units of limited partnership interest in the Partnership, at $150 per Unit, net to the seller in cash. In the fourth quarter, the Purchaser closed the tender offer and acquired 3,784 Units of limited partnership interest or 20.317%.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Subsequent Event

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property. The Partnership anticipates realizing a gain of approximately $2,673,000 on the sale during the first quarter of 1999. The Partnership anticipates realizing a loss on the early extinguishment of debt encumbering Vista Hills Apartments of approximately $66,000 during the first quarter of 1999.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                            Date of
Property                   Purchase          Type of Ownership           Use
Greentree Apartments       12/31/81   Fee ownership subject to        Apartment
Mobile, Alabama                       first and second mortgages (1)  178 units

Carriage Hills Apartments  07/30/82   Fee ownership subject to        Apartment
East Lansing, Michigan                first mortgage (1)              143 units

Vista Hills Apartments     08/26/82   Fee ownership subject to        Apartment
El Paso, Texas                        first mortgage (1)              264 units

(1) Property is held by a Limited Partnership which the Registrant owns a 99.00% interest in.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                   Gross

                  Carrying    Accumulated                            Federal

Property           Value     Depreciation     Rate      Method      Tax Basis

                      (in thousands)                             (in thousands)


Greentree        $ 4,444       $ 3,388      5-25 yrs     S/L        $  870


Carriage Hills     4,605         2,822      5-25 yrs     S/L         1,035


Vista Hills        6,183         3,771      5-25 yrs     S/L         1,318


                 $15,232       $ 9,981                              $3,223


See "Note A" to the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                    Principal                                       Principal

                   Balance At                                        Balance

                  December 31,   Interest    Period    Maturity      Due At

Property              1998         Rate    Amortized     Date     Maturity (1)

                 (in thousands)                                  (in thousands)


Greentree

1st mortgage         $ 3,429       7.83%   28.67 yrs    10/03       $ 3,135

2nd mortgage             113       7.83%      (a)       10/03           113


Carriage Hills

1st mortgage           5,349       7.39%      30 yrs    12/04         4,958


Vista Hills

1st mortgage           3,633      10.23%      30 yrs    09/00         3,567


                      12,524

Less unamortized

discount                 (42)


Total                $12,482

(a)  Interest only payments with a balloon payment at maturity.

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On November 20, 1997, the Partnership refinanced the debt encumbering Carriage Hills. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000. Payments of approximately $37,000 are due on the first day of each month until maturity. Through December 31, 1998, total capitalized loan costs related to the refinancing were approximately $133,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT. In addition, upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid to AMIT. The Partnership also had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista APX; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP (as defined below) on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1998. Total interest expense on financing provided by AMIT was approximately $387,000 for the year ended December 31, 1997.

In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership which controlled the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista AP X's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista AP X note payable of $150,000 became due November 25, 1997. Upon maturity, Vista AP X did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista AP X. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. Total interest expense for these loans and for the $1,561,000 note assigned to AAP by AMIT on December 31, 1997 was approximately $104,000 and $44,000 for the twelve months ended December 31, 1998 and 1997, respectively.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                              Average Annual             Average Annual

                               Rental Rates                 Occupancy

Property                     1998           1997         1998       1997


Greentree               $5,461/unit    $5,307/unit       97%        98%


Carriage Hills           9,523/unit     9,051/unit       94%        95%


Vista Hills              4,842/unit     5,177/unit       82%        77%


The General Partner attributes the increase in occupancy at Vista Hills to effective marketing and improved market conditions.

As noted under "Item 1 Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                          1998 Billing     1998 Rate

                         (in thousands)


Greentree                     $ 42           1.03%

Carriage Hills                 179           3.59%

Vista Hills                    89            2.95%


CAPITAL IMPROVEMENTS

Greentree Apartments

During 1998, the Partnership completed approximately $102,000 of capital improvements at the property, consisting primarily of building equipment, appliances and floor covering. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $000,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $160,000 for 1999 and consist of air conditioning replacements, electrical repairs, major landscaping and plumbing upgrades.

Carriage Hills Apartments

During 1998, the Partnership completed approximately $279,000 of capital improvements at the property, consisting primarily of parking lot repairs, appliances and floor covering. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $000,000 of capital improvements over the near term. The partnership has budgeted, but is not limited to capital improvements of approximately $569,000 for 1999. These improvements consist of siding/trim/facial/soffits, balconies, and parking lot repairs.

Vista Hills Apartments

During 1998, the Partnership completed approximately $74,000 of capital improvements at the property, consisting primarily of swimming pool repairs and building improvements. These improvements were funded from the Partnership's reserves and operating cash flow. This property was sold March 1, 1999.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units aggregating $18,714,000 including 100 units which were purchased by the General Partner for $100,000. The Partnership currently has 1,433 holders of record owning an aggregate of 18,625 Units. Affiliates of the General Partner owned 4,848 units or 26.03% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. During 1997, the number of Limited Partnership Units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her Limited Parntership Units, a limited partner relinquishes all rights, title and interest in the partnership as of the date of abandonment.

There were no distributions to the limited partners during the years ended December 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurances, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to the partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $1,731,000 for the year ended December 31, 1998, compared to net income of approximately $3,635,000 for the year ended December 31, 1997. The decrease in net income is primarily attributable to the gain recognized in 1997 on the sale of Cardinal Woods. The gain recognized in 1997 was partially offset by the loss on early extinguishment of debt recognized in that year. The gain on forgiveness of debt recognized in 1998 of $2,185,000 completely offset the net loss before extraordinary items and caused there to be net income as opposed to a loss. On August 15, 1997, Cardinal Woods Apartments, located in Cary, North Carolina, was sold to an unaffiliated party for $7,100,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property. After closing expenses of approximately $113,000, and the payoff of the debt encumbering the property, the net proceeds received by the Partnership were approximately $1,994,000. The net proceeds were used to establish additional cash reserves for the Partnership. Vista AP X did not have the means with which to pay its $150,000 outstanding indebtedness to AAP which matured in November 1997. The loan was unsecured and AAP's recourse was limited to the assets of Vista AP X. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. For financial statement purposes, the forgiveness resulted in a gain of approximately $2,185,000.

Net loss before extraordinary items, (excluding the operations of Cardinal Woods, and the loss on early extinguishments, and the gain on forgiveness of debt) for the year ended December 31, 1998, was approximately $454,000 as compared to net income of approximately $4,155,000 for the year ended December 31, 1997. The decrease in net income before extraordinary items was due to an increase in revenues which was partially offset by a decrease in total expenses for the three remaining investment properties. Revenues decreased due to a decrease in rental income and the fact that there was no gain in 1998, such as the gain recognized in 1997 on the sale of the Cardinal Woods Apartments in 1997, as discussed above. Rental income increased due to an increase in the average rental rate at Carriage Hills and Greentree Apartments, which more than offset a slight decrease in occupancy at both properties, and an increase in the average annual occupancy at Vista Hills despite a decrease in the average annual rental rate at Vista Hills. Other income remained relatively constant. Expenses decreased primarily due to the reduction in interest expense. Interest expense decreased due to the refinancing of Carriage Hill's debt at a lower interest rate, the payoff of other notes payable with proceeds received from the sale of Cardinal Woods and the forgiveness of debt during 1998.

General and administrative expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $1,283,000 compared to approximately $1,531,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $448,000 of cash used in investing activities and approximately $186,000 of cash used in financing activities offset by approximately $386,000 of net cash provided by operating activities. Net cash used in investing activities consisted primarily of property improvements and replacements during 1998. Net cash used in financing activities consisted primarily of payments on and repayment of notes payable along with the payment of loan costs. The Registrant invests its working capital reserves in a money market account.

On November 20, 1997, the Partnership refinanced the mortgage debt encumbering Carriage Hills Apartments. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000 at an interest rate of 7.39%. The former indebtedness included a first mortgage of approximately $3,379,000 with an interest rate of 9.84% and a note payable to AMIT of approximately $1,432,000 with an interest rate of 10.2%. Payments on the new debt are due on the first day of each month until the loan matures on December 1, 2004. Through December 31, 1998, total capitalized loan costs were approximately $133,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $643,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Greentree include electrical repairs and major landscaping and plumbing upgrades and repairs to its air conditioning system. No capital improvements are budgeted at Vista Hills due to sale of the property on March 1, 1999. Budgeted capital improvements at Carriage Hill include siding/trim/facial/soffits, balconies, and parking lot repairs. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $12,482,000, net of discount, matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no cash distributions to the limited partners during December 31, 1998 or 1997. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit distributions to its partners in 1999 or subsequent periods.

Subsequent Event

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property. The Partnership anticipates realizing a gain of approximately $2,673,000 on the sale during the first quarter of 1999. The Partnership anticipates realizing a loss on the early extinguishment of debt encumbering Vista Hills Apartments of approximately $66,000 during the first quarter of 1999.

The following unaudited pro-forma information reflects the operations of the Partnership for the year ended December 31, 1998 and 1997, as if Cardinal Woods Apartments (which actually sold August 15, 1997, See "Note C") and Vista Hills Apartments (which actually sold March 1, 1999) had been sold January 1, 1997

                                                 1998         1997
                                       (in thousands, except per unit data)

Revenues                                        $2,335       $2,266
Net loss                                           (91)        (268)
Loss per limited partnership unit                 4.84        14.25


Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.


ITEM 7.  FINANCIAL STATEMENTS

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statement of Changes in Partners' Deficit - Years ended December
   31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to the Consolidated Financial Statements





               Report of Ernst & Young LLP, Independent Auditors


The Partners
Angeles Partners X


We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /S/ ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999




                               ANGELES PARTNERS X
                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)



Assets

  Cash and cash equivalents                                      $ 1,283

  Receivables and deposits                                           308

  Restricted escrows                                                 362

  Other assets                                                       305

  Investment properties (Notes A, D, and G)

    Land                                            $  1,117

    Buildings and related personal property           14,115

                                                      15,232

    Less accumulated depreciation                     (9,981)      5,251


                                                                 $ 7,509

Liabilities and Partners' Deficit

Liabilities

    Accounts payable                                             $   151

    Tenant security deposits liabilities                              31

    Accrued property taxes                                           112

    Other liabilities                                                231

    Notes payable (Note D)                                        12,482


Partners' Deficit

    General partner's                               $   (241)

    Limited partners' (18,625 units

    issued and outstanding)                           (5,257)     (5,498)


                                                                 $ 7,509


          See Accompanying Notes to Consolidated Financial Statements





                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                    Years Ended December 31,

                                                         1998        1997

Revenues:

  Rental income                                       $ 3,141     $ 3,826

  Other income                                            216         218

  Gain on sale of investment property (Note C)             --       4,831

     Total revenues                                     3,357       8,875


Expenses:

  Operating                                             1,461       1,722

  General and administrative                              192         179

  Depreciation                                            651         801

  Interest                                              1,215       1,715

  Property taxes                                          292         303

     Total expenses                                     3,811       4,720


(Loss) income before extraordinary items                 (454)      4,155

Extraordinary loss on early extinguishment

    of debt (Notes C and D)                                --        (569)

Extraordinary gain on forgiveness of debt (Note D)      2,185          49

Net income                                            $ 1,731     $ 3,635


Net income allocated to general partner (1%)          $    17     $    36

Net income allocated to limited partners (99%)          1,714       3,599

                                                      $ 1,731     $ 3,635


Net income per limited partnership unit:

(Loss) income before extraordinary items              $(24.11)    $220.75

Extraordinary items                                    116.13      (27.62)

Net income                                            $ 92.02     $193.13


          See Accompanying Notes to Consolidated Financial Statements





                               ANGELES PARTNERS X

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                   Limited

                                 Partnership   General    Limited

                                    Units     Partner's  Partners'   Total


Original capital contributions     18,714     $      1   $ 18,714  $ 18,715


Partners' deficit at

  December 31, 1996                18,635     $   (275)  $(10,570) $(10,845)


Net income for the year ended

  December 31, 1997                    --           36      3,599     3,635


Distributions to General Partner       --          (14)        --       (14)


Abandonment of partnership units      (10)          --         --        --


Partners' deficit at

  December 31, 1997                18,625         (253)    (6,971)   (7,224)


Distributions to General Partner       --           (5)        --        (5)


Net income for the year ended

  December 31, 1998                    --           17      1,714     1,731


Partners' deficit at

  December 31, 1998                18,625     $   (241)  $ (5,257) $ (5,498)


          See Accompanying Notes to Consolidated Financial Statements





                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                          1998         1997

Cash flows from operating activities:

  Net income                                            $ 1,731      $ 3,635

  Adjustments to reconcile net income to net

    cash provided by (used in) operating activities:

    Depreciation                                            651          801

    Amortization of discounts and loan costs                 61           90

    Extraordinary loss on early extinguishments of debt      --          569

    Gain on sale of investment property                      --       (4,831)

    Extraordinary gain on forgiveness of debt            (2,185)         (49)

    Change in accounts:

        Receivables and deposits                             (6)         116

        Other assets                                          1          (14)

        Accounts payable                                     32           25

        Tenant security deposit liabilities                  (7)         (18)

        Accrued property taxes                                6          (27)

        Due to affiliate                                     --         (533)

        Other liabilities                                   102           (9)

            Net cash provided by (used in) operating

                activities                                  386         (245)


Cash flows from investing activities:

  Property improvements and replacements                   (455)        (435)

  Net withdrawals (deposits to) restricted escrows            7         (132)

  Proceeds from sale of investment property                  --        6,987

            Net cash (used in) provided by investing

                activities                                 (448)       6,420

Cash flows from financing activities:

  Payments on notes payable                                (134)        (158)

  Repayment of notes payable                                (30)      (9,762)

  Proceeds from refinancing                                  --        5,400

  Loan costs paid                                           (17)        (116)

  Distributions to General Partner                           (5)         (14)

  Debt extinguishment costs                                  --         (372)

            Net cash used in financing activities          (186)      (5,022)


Net (decrease) increase in cash and cash equivalents       (248)       1,153

Cash and cash equivalents at beginning of year            1,531          378

Cash and cash equivalents at end of year                $ 1,283      $ 1,531

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $ 1,051      $ 1,664


          See Accompanying Notes to Consolidated Financial Statements




                               ANGELES PARTNERS X

                   Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partners' outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd., acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". See "Note B - Transfer of Control." The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. The Partnership commenced operations on May 12, 1981, and completed its acquisition of properties during 1982. The Partnership operates three apartment properties located in Alabama, Michigan, and Texas.

Principles of Consolidation:

The consolidated financial statements include all the accounts of the Partnership and its 99% limited partnership interests in Cardinal Woods Apartments, Ltd., Carriage AP X Ltd. and Vista AP X, Ltd. The Partnership may remove the General Partner of these lower tier partnerships, therefore, the lower tier partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Cash and Cash Equivalents:

Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Partnership requires security deposits from all lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties:

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Restricted Escrows:

  Capital Improvement - At the time of the refinancing of Carriage Hills Apartments' mortgage notes payable during 1997, approximately $159,000 of the proceeds were designated for "capital improvements escrows" for certain capital improvements. The balance in capital improvement escrows at December 31, 1998, is approximately $159,000.

  Reserve Account - In addition to the capital improvement reserves, a general reserve account was established with the refinancing proceeds for Greentree. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Reserve accounts are also maintained for Vista Hills and Carriage Hills Apartments. Reserve escrows for all three properties totaled approximately $203,000 at December 31, 1998.

Loan Costs:

Loan costs of approximately $453,000 less accumulated amortization of approximately $227,000, are included in other assets in the accompanying consolidated balance sheet. Loan costs are amortized as interest expense on a straight-line basis over the life of the loans.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note J" for detailed disclosure of this information).

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $60,000 and $69,000 for the years ended December 31, 1998 and 1997, respectively, were charged to operating expense as incurred.

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - DISPOSITION OF RENTAL PROPERTY

On August 15, 1997, Cardinal Woods Apartments located in Cary, North Carolina, was sold to an unaffiliated third party for $7,100,000. After closing expenses of approximately $113,000, the net proceeds received by the Partnership were approximately $6,987,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property. The first mortgage was approximately $3,782,000 and the second mortgage was approximately $122,000. Both the first and second mortgages were scheduled to mature in October 2003. The property was also encumbered by a note payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note F") of approximately $588,000. The Partnership also paid off a note payable to Angeles Acceptance Pool, L.P. ("AAP") (see "Note F") in the amount of approximately $501,000. The remaining net proceeds were used to establish additional cash reserves for the Partnership. For financial statement purposes, the sale resulted in a gain of approximately $4,831,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $569,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs and debt discount.

NOTE D - NOTES PAYABLE

The principle terms of notes payable are as follows:

                            Principal     Monthly                          Principal

                           Balance At     Payment                           Balance

                          December 31,   Including  Interest  Maturity      Due At

Property                      1998       Interest     Rate       Date      Maturity

                               (in thousands)                           (in thousands)


Greentree

 1st mortgage              $ 3,429       $    27      7.83%     10/03     $ 3,135

 2nd mortgage                  113             1      7.83%     10/03         113


Carriage Hills Apartments

 1st mortgage (a)            5,349            37      7.39%     12/04       4,958


Vista Hills

 1st mortgage                3,633            34     10.23%      9/00       3,567


                            12,524

Less unamortized

 discounts at a

 rate of 8.13% (b)             (42)


Total                      $12,482       $    99                          $11,773


(a) Debt was refinanced effective November 20, 1997 (see below for further explanation).

(b) An interest rate buy-down was exercised for Greentree when the debt was refinanced. The fee for the interest rate reductions amounted to $73,700 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fees are reflected as a reduction of the note payable and increase the effective rate of the debt to 8.13%.

On November 20, 1997, the Partnership refinanced the mortgage debt encumbering Carriage Hills Apartments. The refinancing replaced indebtedness of approximately $4,769,000 with a new mortgage in the amount of $5,400,000 at an interest rate of 7.39%. The former indebtedness included a first mortgage of approximately $3,379,000 with an interest rate of 9.84% and a note payable to AMIT (see "Note F") of approximately $1,432,000 with an interest rate of 10.2%. Payments on the new debt are due on the first day of each month until the loan matures on December 1, 2004. Through December 31, 1998, total capitalized loan costs were approximately $133,000. As a result of the refinancing, the Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $30,000 due to the write off of unamortized loan costs and an extraordinary gain on forgiveness of debt of $49,000 on the AMIT note.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT. In addition, upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid to AMIT. The Partnership also had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista AP X; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1998.

In November 1992, AAP, a Delaware limited partnership which controlled the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista AP X's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista AP X note payable of $150,000 became due November 25, 1997. Upon maturity, Vista AP X did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista AP X. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. Total interest expense for these loans and for the $1,561,000 note assigned to AAP by AMIT on December 31, 1997 was approximately $104,000 and $44,000 for the twelve months ended December 31, 1998 and 1997, respectively.

Scheduled principal payments of notes payable subsequent to December 31, 1998 are as follows (in thousands):

    1999      $   146

    2000        3,711

    2001          126

    2002          135

    2003        3,375

 Thereafter     5,031

              $12,524

The mortgage notes payable are nonrecourse and are secured by a pledge of the respective properties and by a pledge of revenues from operations of the respective properties. Certain of the mortgage notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

NOTE E - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):


                                   1998          1997


Net income as reported            $ 1,731       $ 3,635

Add (deduct):

 Depreciation differences             512           360

 Unearned income                       40             8

 Amortization                           0            (2)

 Gain on sale                           0         1,081

 Other                                  5            --


Federal taxable income            $ 2,288       $ 5,082


Federal taxable income

   per limited partnership unit   $121.63       $235.26


The following is a reconciliation at December 31, 1998, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficiency - as reported           $(5,498)

 Land and buildings                      2,629

 Accumulated depreciation               (4,657)

 Syndication fees                        2,071

 Other                                      94


Net deficiency - Federal tax basis     $(5,361)


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                              1998     1997

                                                              (in thousands)


Property management fees (included in operating expenses)     $169      $216


Reimbursement for services of affiliates

  (included in operating, general and administrative

  expenses, and investment properties) (1)                     110       142


(1) Included in "reimbursement for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $10,000 and $16,000, respectively, in reimbursements for construction oversight cost.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $169,000 and $216,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $110,000 and $142,000 for the years ended December 31, 1998 and 1997, respectively.

Additionally, for the year ended December 31, 1997, the Partnership paid approximately $87,000 to affiliates of the General Partner for reimbursements of costs related to the sale of Cardinal Woods Apartments in August of 1997 and $26,000 for reimbursements of costs related to the refinancing of Carriage Hills in November of 1997. During the twelve month period ended December 31, 1998 the Partnership paid an additional $4,000 to an affiliate of the General Partner for reimbursements of costs related to the loan refinancing at Carriage Hills in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

For the period of January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT. In addition, upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid to AMIT. The Partnership also had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista AP X; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1998. Total interest expense on financing provided by AMIT was approximately $387,000 for the year ended December 31, 1997.

In November 1992, AAP, a Delaware limited partnership which controlled the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista AP X's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista AP X note payable of $150,000 became due November 25, 1997. Upon maturity, Vista AP X did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista AP X. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. Total interest expense for these loans and for the $1,561,000 note assigned to AAP by AMIT on December 31, 1997 was approximately $104,000 and $44,000 for the twelve months ended December 31, 1998 and 1997, respectively.

During August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,000 of the outstanding units of limited partnership interest in the Partnership, at $150 per Unit, net to the seller in cash. In the fourth quarter, the Purchaser closed the tender offer and acquired 3,784 Units of limited partnership interest or 20.317%.

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

                                           Initial Cost

                                          To Partnership

                                          (in thousands)


                                                   Buildings      Net Cost

                                                  and Related   Capitalized

                                                    Personal   Subsequent to

Description            Encumbrances      Land       Property    Acquisition


Greentree Apartments     $ 3,542      $   211      $ 3,345       $   888

Carriage Hills Apartments  5,349          101        3,509           995

Vista Hills  Apartments    3,633          805        4,827           551

Totals                   $12,524      $ 1,117      $11,681       $ 2,434


                       Gross Amount At Which Carried

                          At December 31, 1998

                            (in thousands)


                           Buildings

                              And

                            Related

                           Personal               Accumulated     Date of       Date     Depreciation

  Description      Land    Property     Total     Depreciation  Construction  Acquired    Life-Years

                                                 (in thousands)


Greentree        $    211  $  4,233  $  4,444     $  3,388          08/74      12/31/81       5-25


Carriage Hills        101     4,504     4,605        2,822          06/72      07/30/82       5-25


Vista Hills           805     5,378     6,183        3,771          02/77      08/26/82       5-25


Totals           $  1,117  $ 14,115  $ 15,232     $  9,981




Reconciliation of "Real Estate and Accumulated Depreciation":


                                Years Ended December 31,

                                     1998         1997

                                      (in thousands)


Investment Properties


Balance at beginning of year     $14,810      $19,898

 Dispositions of property            (33)      (5,523)

 Property improvements               455          435


Balance at end of year           $15,232      $14,810


Accumulated Depreciation


Balance at beginning of year     $ 9,351      $11,917

 Depreciation expense                651          801

 Dispositions of property            (21)      (3,367)

Balance at end of year           $ 9,981      $ 9,351


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $17,861,000 and $17,406,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $14,638,000 and $14,500,000.

NOTE H - DISTRIBUTIONS

During the year ended December 31, 1998 distributions of $80,000 and $344,500 were made by Carriage AP X and Cardinal Woods Apartments, Ltd., both of which are lower tier partnerships. Of these distributions, Angeles Partners X, the limited partner received $420,000 or 99% of the distribution. Angeles Realty Corporation, the general partner of both lower tier partnerships received $5,000 or 1% of the distribution. During the year ended December 31, 1997, distributions of $1,394,000 were made by Cardinal Woods Apartments, Ltd., a lower-tier partnership. Of these distributions, Angeles Partners X, the limited partner, received $1,380,000, or 99% of the distribution. Angeles Realty Corporation, the general partner of Cardinal Woods Apartments, Ltd., received $14,000 or 1% of the distribution.

NOTE I - ABANDONMENT OF UNITS

In 1997, the number of Limited Partnership Units decreased by 10 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the income or loss for that year. The net income (loss) per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year.

NOTE J - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of three apartment complexes located in three states of the United States. The Partnership rents apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                          Residential    Other       Totals
Rental income                              $ 3,141      $    --      $ 3,141
Other income                                   160           56          216
Interest expense                             1,206            9        1,215
Depreciation                                   651           --          651
General and administrative expense              --          192          192
Extraordinary gain on forgiveness of debt    1,981          204        2,185
Segment profit                               1,672           59        1,731
Total assets                                 6,276        1,233        7,509
Capital expenditures for investment
 properties                                    455           --          455


1997
                                          Residential    Other       Totals
Rental income                              $ 3,826      $    --      $ 3,826
Other income                                   192           26          218
Interest expense                             1,623           92        1,715
Depreciation                                   801           --          801
General and administrative expense              --          179          179
Gain on sale of investment property          4,831           --        4,831
Extraordinary loss on early
extinguishments of debt                       (569)          --         (569)
Extraordinary gain on forgiveness of debt       49           --           49
Segment profit (loss)                        3,390          245        3,635
Total assets                                 6,727        1,265        7,992
Capital expenditures for investment
 properties                                    435           --          435

NOTE K - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE L - SUBSEQUENT EVENT

On March 1, 1999, the Partnership sold Vista Hills Apartment to an unaffiliated third party, Transcontinental Vista Hills, Inc., for nets sales proceeds of approximately $1,004,000 after payoff of the first mortgage and payment of closing costs. The Partnership anticipates realizing a gain of approximately $2,673,000 on the sale during the first quarter of 1999. The Partnership anticipates realizing a loss on the early extinguishment of debt encumbering Vista Hills Apartment of approximately $66,000 during the first quarter of 1999.

The sales transactions are summarized as follows (amounts in thousands):

Net sale price, net of selling costs   $ 5,054
Net real estate (1)                     (2,381)
Net other liabilities                       --
  Gain on sale of real estate          $ 2,673

(1)  Net of accumulated depreciation of approximately $3,807,000.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.



                                    PART III



ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors.

The names and ages of, as well as the positions and offices held by, the executive officers and director of the General Partner, Angeles Realty Corporation, are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

Neither of the directors nor any of the officers of the General Partner received any renumeration from the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, as of December 31, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 1998.

                                   Number
           Entity                 of Units         Percentage

Insignia Properties, LP
(an affiliate of AIMCO)             135               .725%
Cooper River Properties, LLC
(an affiliate of AIMCO)           3,784             20.317%
AIMCO Properties, LP
(an affiliate of AIMCO)             929              4.988%

Cooper River Properties, LLC, Insignia Properties LP, and AIMCO Properties, LP are indirectly ultimately owned by AIMCO. The business address of Insignia Properties LP and Cooper River Properties, LLC is 55 Beattie Place, Greenville, SC 29602. The business address of AIMCO Properties LP is 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222.

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

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 26.03% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the year ended December 31, 1998 and 1997:

                                                            1998      1997

                                                            (in thousands)


Property management fees (included in operating expenses)   $169      $216


Reimbursement for services of affiliates

  (included in operating, general and administrative

  expenses, and investment properties) (1)                   110       142


(1) Included in "reimbursement for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $10,000 and $16,000, respectively, in reimbursements for construction oversight cost.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $169,000 and $216,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $110,000 and $142,000 for the years ended December 31, 1998 and 1997, respectively.

Additionally, for the year ended December 31, 1997, the Partnership paid approximately $87,000 to affiliates of the General Partner for reimbursements of costs related to the sale of Cardinal Woods Apartments in August of 1997 and $26,000 for reimbursements of costs related to the refinancing of Carriage Hills in November of 1997. During the twelve month period ended December 31, 1998 the Partnership paid an additional $4,000 to an affiliate of the General Partner for reimbursements of costs related to the loan refinancing at Carriage Hills in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

For the period of January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT. In addition, upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid to AMIT. The Partnership also had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista AP X; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at December 31, 1998. Total interest expense on financing provided by AMIT was approximately $387,000 for the year ended December 31, 1997.

In November 1992, AAP, a Delaware limited partnership which controlled the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista AP X's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista AP X note payable of $150,000 became due November 25, 1997. Upon maturity, Vista AP X did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista AP X. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. Total interest expense for these loans and for the $1,561,000 note assigned to AAP by AMIT on December 31, 1997 was approximately $104,000 and $44,000 for the twelve months ended December 31, 1998 and 1997, respectively.

During August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,000 of the outstanding units of limited partnership interest in the Partnership, at $150 per Unit, net to the seller in cash. In the fourth quarter, the Purchaser closed the tender offer and acquired 3,784 Units of limited partnership interest or 20.317%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             See exhibit index contained herein.

(b)          Reports of Form 8-K filed during the fourth quarter of 1999:

             Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



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


                                              ANGELES PARTNERS X


                                              By: Angeles Realty Corporation
                                                  Its General Partner

                                              By: /s/ Patrick J. Foye
                                                  Patrick J. Foye
                                                  Executive Vice President



                                              By: /s/ Timothy R. Garrick
                                                  Timothy R. Garrick
                                                  Vice President - Accounting


                                              Date: March 26, 1999


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye                  Date:  March 26, 1999
Patrick J. Foye
Executive Vice President
and Director

/s/ Timothy R. Garrick               Date:  March 26, 1999
Timothy R. Garrick
Vice President - Accounting
and Director



                                 EXHIBIT INDEX


EXHIBIT NO. DESCRIPTION


     2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1998).

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

     10.10  Contracts related to financing of debt:

         (a)First Deeds of Trust and Security Agreements dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (b)Second Deeds of Trust and Security Agreements dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (c)First Assignments of Leases and Rents dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (d)Second Assignments of Leases and Rents dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (e)First Deeds of Trust Notes dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (f)Second Deeds of Trust Notes dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

     10.11  Contracts related to refinancing of debt:

         (a)First Deeds of Trust and Security Agreements dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (b)Second Deeds of Trust and Security Agreements dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (c)First Assignments of Leases and Rents dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (d)Second Assignments of Leases and Rents dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, a Virginia Corporation, securing Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (e)First Deeds of Trust Notes dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

         (f)Second Deeds of Trust Notes dated September 30, 1993, between Greentree Apartments, Ltd. and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

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

     10.14 Contract of Sale between Registrant and Transcontinental Vista Hills, Inc., effective March 1, 1999.

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