Form 10QSB
period 1999-03-31
ANGELES PARTNERS X
filed 1999-05-04
CIK 317900

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

                 For the quarterly period ended March 31, 1999

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


ITEM 1.   FINANCIAL STATEMENTS


a)
                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1999
                        (in thousands, except unit data)



Assets

    Cash and cash equivalents                                     $ 2,459

    Receivables and deposits                                          252

    Restricted escrows                                                386

    Other assets                                                      292

    Investment properties:

       Land                                          $   312

       Buildings and related personal property         8,779

                                                       9,091

       Less accumulated depreciation                  (6,286)       2,805

                                                                  $ 6,194

  Liabilities and Partners' Deficit

  Liabilities

     Accounts payable                                             $    42

     Tenant security deposit liabilities                               13

     Accrued property taxes                                            25

     Other liabilities                                                158

     Notes payable, including $150 in default                       8,824


  Partners' Deficit

     General partner's                               $  (215)

     Limited partners' (18,625 units                  (2,653)

       issued and outstanding)                                     (2,868)

                                                                  $ 6,194

          See Accompanying Notes to Consolidated Financial Statements

b)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                                          Three Months Ended

                                                               March 31,

                                                           1999         1998

Revenues:

    Rental income                                      $   786      $   774

    Other income                                            40           40

    Gain on sale of investment property                  2,673           --

      Total revenues                                     3,499          814

Expenses:

    Operating                                              340          352

    General and administrative                              49           40

    Depreciation                                           112          158

    Interest                                               239          322

    Property taxes                                          63           72

Total expenses                                             803          944


Income (loss) before extraordinary item                $ 2,696      $  (130)


Extraordinary loss on early extinguishment of debt          66           --


Net income (loss)                                      $ 2,630      $  (130)


Net income (loss) allocated to general partner (1%)    $    26      $    (1)

Net income (loss) allocated to limited partners (99%)    2,604         (129)

                                                       $ 2,630      $  (130)


Net income (loss) per limited partnership unit:

Income (loss) before extraordinary item                $143.33      $ (6.93)

Extraordinary item                                       (3.51)          --

Net income                                             $139.82      $ (6.93)

          See Accompanying Notes to Consolidated Financial Statements

c)
                               ANGELES PARTNERS X

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership   General    Limited

                                   Units     Partner's  Partners'    Total


Original capital contributions    18,714     $     1     $18,714    $18,715


Partners' deficit at

  December 31, 1998               18,625     $  (241)    $(5,257)   $(5,498)


Net income for the three months

  ended March 31, 1999                --          26       2,604      2,630


Partners' deficit at

  March 31, 1999                  18,625     $  (215)    $(2,653)   $(2,868)

          See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended

                                                                March 31,

                                                             1999         1998

Cash flows from operating activities:

  Net income (loss)                                      $ 2,630      $   (130)

  Adjustments to reconcile net income (loss) to

    net cash (used in) provided by operating activities:

    Depreciation                                             112           158

    Amortization of discounts and loan costs                  10            14

    Extraordinary loss on early extinguishment of debt        66            --

    Gain on sale of investment property                   (2,673)           --

    Change in accounts:

       Receivables and deposits                               56           147

       Other assets                                          (23)          (34)

       Accounts payable                                     (109)          (45)

       Tenant security deposit liabilities                   (18)           --

       Accrued property taxes                                (87)          (63)

       Other liabilities                                     (73)          (23)

         Net cash (used in) provided by operating

            activities                                      (109)           24

Cash flows from investing activities:

  Property improvements and replacements                     (47)          (47)

  Net deposits to restricted escrows                         (24)          (12)

  Proceeds from sale of investment property                5,054            --

         Net cash provided by (used in) investing

            activities                                     4,983           (59)

Cash flows from financing activities:

Payments on mortgage notes payable                           (32)          (33)

Loan costs paid                                             --           (12)

Distributions to partners                                     --            (1)

Repayment of notes payable                                (3,627)           --

Prepayment penalty                                           (39)           --

         Net cash used in financing activities            (3,698)          (46)

Net increase (decrease) in cash and cash equivalents       1,176           (81)

Cash and cash equivalents at beginning of period           1,283         1,531

Cash and cash equivalents at end of period               $ 2,459       $ 1,450

Supplemental disclosure of cash flow information:

Cash paid for interest                                   $   261       $   264

          See Accompanying Notes to Consolidated Financial Statements



e)
                               ANGELES PARTNERS X

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership and its 99% limited partnership interests in Cardinal Woods Apartments, Ltd., Carriage AP X, Ltd. and Vista AP X, Ltd. The Partnership may remove the General Partner of these lower tier partnerships, therefore, the lower tier partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - DISPOSITION OF PROPERTY

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain of sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000.


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the quarter ended March 31, 1999 and 1998:


                                                                1999      1998

                                                                (in thousands)


Property management fees (included in operating expenses)     $ 43      $ 42


Reimbursement for services of affiliates

  (included in operating, and general and administrative

  expenses) (1)                                                 25        26


(1) Included in "Reimbursement for services of affiliates" for the quarter ended March 31, 1998, is approximately $1,000, in reimbursements for construction oversight cost. No such costs were incurred for the quarter ended March 31, 1999.

During the quarters ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $43,000 and $42,000 for the quarters ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 and $26,000 for the quarters ended March 31, 1999 and 1998, respectively.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT. In addition, upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid to AMIT. The Partnership also had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceeded the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which was the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista AP X; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT at March 31, 1999.

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

This working capital loan funded Vista AP X's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista AP X note payable of $150,000 became due November 25, 1997. Upon maturity, Vista AP X did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista AP X. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. As a result of the repayments and assignment mentioned above, the Partnership has no outstanding obligations to AMIT for the quarter ended March 31, 1999.

NOTE E - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes located in Alabama and Michigan. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on operating income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.


Factor management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                           Residential     Other        Totals
Rental income                              $  786       $    --      $  786
Other income                                   30            10          40
Interest expense                              239            --         239
Depreciation                                  112            --         112
General and administrative expense             --            49          49
Gain on sale of investment property         2,673            --       2,673
Extraordinary loss on early
 extinguishment of debt                        66            --          66
Segment profit (loss)                       2,669           (39)      2,630
Total assets                                4,019         2,175       6,194
Capital expenditures for investment
 Properties                                    47            --          47

1998
                                           Residential     Other        Totals
Rental income                              $  774       $   --       $  774
Other income                                   26           14           40


Interest expense                              318            4          322
Depreciation                                  158           --          158
General and administrative expense             --           40           40
Segment loss                                 (100)         (30)        (130)
Total assets                                6,267        1,432        7,699
Capital expenditures for investment
 Properties                                    47           --           47



NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's net operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's remaining investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's remaining properties for the three months ended March 31, 1999 and 1998:


                                                Average Occupancy

Property                                         1999       1998


Greentree Apartments

  Mobile, Alabama                                99%         94%



Carriage Hills Apartments

East Lansing, Michigan                           94%         94%


The General Partner attributes the increase in occupancy at Greentree Apartments to an aggressive and effective marketing campaign during the last part of 1998 and into the first quarter of 1999.

Results of Operations

The Partnership realized net income of approximately $2,630,000 for the three months ended March 31, 1999, compared to a net loss of approximately $130,000 for the three months ended March 31, 1998. The increase in net income is primarily attributable to an increase in total revenues and to a lesser extent a decrease in total expenses. Total revenues increased primarily as a result of the gain recognized during 1999 on the sale of Vista Hills Apartments. The gain recognized in 1999 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The General Partner is currently evaluating its position with respect to the remainder of the proceeds.

Excluding the impact of the sale of Vista Hills Apartments, the net loss decreased approximately $88,000, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily due to an increase in total revenues and a decrease in total expenses. Total revenues increased as a result of an increase in rental revenue at the remaining properties due to increased occupancy at Greentree Apartments as discussed above. Total revenues decreased due to decreases in operating, depreciation, interest and property tax expense. Operating expense decreased due to a decrease in insurance and repairs and maintenance expenses. Insurance expense decreased due to the change in insurance carrier during the fourth quarter of 1998 which resulted in lower insurance premiums. Repairs and maintenance decreased as a result of the major capital improvements that were performed on the properties during 1998.

General and administrative expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $2,459,000 compared to approximately $1,450,000 at March 31, 1998. Cash increased approximately $1,176,000 from December 31, 1998 as a result of approximately $4,983,000 of cash provided by investing activities offset by approximately $109,000 of cash used in operating activities and approximately $3,698,000 of cash used in financing activities. Net cash provided by investing activities consisted of proceeds from sale of investment property slightly offset by property improvements and replacements, charges and deposits to restricted escrows. Net cash used in financing activities consisted primarily of repayment of mortgage notes payable, debt extinguishment costs, and payments on mortgage notes payable. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Greentree Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $160,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $74,000 for 1999 and consist of air conditioning replacements, electrical repairs, major landscaping and plumbing upgrades. For the three months ended March 31, 1999, the Partnership has expended approximately $14,000 consisting primarily of floor covering replacements.

Carriage Hills Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $569,000 of capital improvements over the near term. The partnership has budgeted, but is not limited to capital improvements of approximately $569,000 for 1999. These improvements consist of siding/trim/facial/ soffits, balconies, and parking lot repairs. For the three months ended March 31, 1999, the Partnership has expended approximately $27,000 consisting primarily of floor covering and appliance replacements.

Vista Hills Apartments

During January and February of 1999, the Partnership expended approximately $6,000 consisting primarily of roof repairs and floor covering replacements. This property was sold March 1, 1999.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,824,000, net of discount, matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no cash distributions to the partners during the three months ended March 31, 1999 or 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's net operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is attached as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999



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


                                   Date:      May 4, 1999