Form 10QSB
period 1999-06-30
ANGELES PARTNERS X
filed 1999-08-12
CIK 317900

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


                  For the quarterly period ended June 30, 1999


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


ITEM 1.   FINANCIAL STATEMENTS


a)
                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1999
                        (in thousands, except unit data)

Assets

    Cash and cash equivalents                                     $ 2,549

    Receivables and deposits                                          257

    Restricted escrows                                                104

    Other assets                                                      249

    Investment properties:

       Land                                          $   312

       Buildings and related personal property         8,827

                                                       9,139

       Less accumulated depreciation                  (6,416)       2,723

                                                                  $ 5,882
  Liabilities and Partners' Deficit

  Liabilities

     Accounts payable                                             $    17

     Tenant security deposit liabilities                                9

     Accrued property taxes                                            41

     Other liabilities                                                144

     Notes payable, including $150 in default                       8,800

  Partners' Deficit

     General partner's                               $  (376)

     Limited partners' (18,625 units                  (2,753)

       issued and outstanding)                                     (3,129)

                                                                  $ 5,882


          See Accompanying Notes to Consolidated Financial Statements
b)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended       Six Months Ended

                                        June 30,                June 30,

                                    1999        1998        1999        1998

Revenues:

    Rental income                 $   502     $   789     $ 1,288     $ 1,563

    Other income                       51          59          91          99

    Gain on sale of investment

      property                         --          --       2,673          --

      Total revenues                  553         848       4,052       1,662

Expenses:

    Operating                         232         362         572         714

    General and administrative         58          53         107          93

    Depreciation                      130         158         242         316

    Interest                          182         321         421         643

    Property taxes                     52          80         115         152

Total expenses                        654         974       1,457       1,918

(Loss) income before

  extraordinary item                 (101)       (126)      2,595        (256)

Extraordinary loss on early

  extinguishment of debt               --          --         (66)         --

Net (loss) income                 $  (101)    $  (126)    $ 2,529     $  (256)

Net (loss) income allocated to

    general partner (1%)          $    (1)    $    (1)    $    25     $    (3)

Net (loss) income allocated to

    limited partners (99%)           (100)       (125)      2,504        (253)

                                  $  (101)    $  (126)    $ 2,529     $  (256)

Net (loss) income per limited

    partnership unit:

(Loss) income before

 extraordinary item                 (5.37)      (6.71)     137.95      (13.58)

Extraordinary item                     --          --       (3.51)         --

Net (loss) income                   (5.37)      (6.71)     134.44      (13.58)


          See Accompanying Notes to Consolidated Financial Statements
c)
                               ANGELES PARTNERS X

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership    General     Limited

                                   Units      Partner's   Partners'    Total

Original capital contributions    18,714     $     1      $18,714     $18,715

Partners' deficit at

  December 31, 1998               18,625     $  (241)     $(5,257)    $(5,498)

Distributions to partners                       (160)          --        (160)

Net income for the six months

  ended June 30, 1999                 --          25        2,504       2,529

Partners' deficit at

  June 30, 1999                   18,625     $  (376)     $(2,753)    $(3,129)


          See Accompanying Notes to Consolidated Financial Statements
d)
                               ANGELES PARTNERS X

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended

                                                                June 30,

                                                            1999         1998

Cash flows from operating activities:

  Net income (loss)                                      $2,529       $ (256)

  Adjustments to reconcile net income (loss) to net

    cash (used in) provided by operating activities:

    Depreciation                                            242          316

    Amortization of discounts and loan costs                 25           28

    Extraordinary loss on early extinguishment

        of debt                                              66           --

    Gain on sale of investment property                  (2,673)          --

    Change in accounts:

       Receivables and deposits                              51           20

       Other assets                                           8           18

       Accounts payable                                    (134)         (30)

       Tenant security deposit liabilities                  (22)          --

       Accrued property taxes                               (71)         (28)

       Other liabilities                                    (87)          50

         Net cash (used in) provided by

             operating activities                           (66)         118

Cash flows from investing activities:

  Property improvements and replacements                    (95)        (143)

  Net withdrawals from (deposits to) restricted

      escrows                                               258          (18)

  Proceeds from sale of investment property               5,054           --

         Net cash provided by (used in)

             investing activities                         5,217         (161)

Cash flows from financing activities:

Payments on mortgage notes payable                          (59)         (66)

  Loan costs paid                                            --          (17)

Distributions to partners                                  (160)          (5)

  Repayment of notes payable                             (3,627)          --

  Prepayment penalty                                        (39)          --

         Net cash used in financing activities           (3,885)         (88)

Net increase (decrease) in cash and cash equivalents      1,266         (131)

Cash and cash equivalents at beginning of period          1,283        1,531

Cash and cash equivalents at end of period               $2,549       $1,400

Supplemental disclosure of cash flow information:

Cash paid for interest                                   $  429       $  527


          See Accompanying Notes to Consolidated Financial Statements


e)
                               ANGELES PARTNERS X

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership and its 99% limited partnership interests in Cardinal Woods Apartments, Ltd., Carriage AP X, Ltd. and Vista AP X, Ltd. The Partnership may remove the General Partner of these lower tier partnerships; therefore, the lower tier partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

NOTE C - DISPOSITION OF PROPERTY

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                                1999      1998

                                                                (in thousands)

Property management fees (included in operating expenses)       $ 73      $ 83

Reimbursement for services of affiliates

  (included in operating, and general and administrative

  expenses)                                                       38        55

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $73,000 and $83,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 and $55,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses for the six months ended June 30, 1998, is approximately $1,000, in reimbursements for construction oversight costs. No such costs were incurred for the six months ended June 30, 1999. The Partnership also paid approximately $4,000 during the six month period ended June 30, 1998 to an affiliate of the General Partner for reimbursements of costs related to the loan refinancing at Carriage Hills in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan. No such costs were incurred for the six months ended June 30, 1999.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. The Partnership had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceeded the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which was the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista AP X; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the assignment mentioned above, the Partnership has no outstanding obligations to AMIT at June 30, 1999.

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

This working capital loan funded Vista AP X's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista AP X note payable of $150,000 became due November 25, 1997. Upon maturity, Vista AP X did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista AP X. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. As a result of the assignment mentioned above, the Partnership has no outstanding obligations to AMIT for the six months ended June 30, 1999.

On June 7, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 6,182.01 (approximately 33.19% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $165.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 436 units. As a result AIMCO and its affiliates currently own 5,284 units of limited partnership interest in the Partnership representing approximately 28.37% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

During August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,000 of the outstanding units of limited partnership interest in the Partnership, at $150 per Unit, net to the seller in cash. In the fourth quarter, the Purchaser closed the tender offer and acquired 3,784 Units of limited partnership interest or approximately 20.317%.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential      Other      Totals

Rental income                              $1,288       $    --      $1,288
Other income                                   62            29          91
Interest expense                              421            --         421
Depreciation                                  242            --         242
General and administrative expense             --           107         107
Gain on sale of investment property         2,673            --       2,673
Extraordinary loss on early
 extinguishment of debt                        66            --          66
Segment profit (loss)                       2,607           (78)      2,529
Total assets                                3,905         1,977       5,882
Capital expenditures for investment
properties                                     95            --          95

1998
                                         Residential      Other      Totals

Rental income                              $1,563       $    --      $1,563
Other income                                   66            33          99
Interest expense                              635             8         643
Depreciation                                  316            --         316
General and administrative expense             --            93          93
Segment loss                                 (188)          (68)       (256)
Total assets                                6,261         1,398       7,659
Capital expenditures for investment
properties                                    143            --         143

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

The Partnership's remaining investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's remaining properties for the six months ended June 30, 1999 and 1998:

                                                Average Occupancy

Property                                         1999       1998

Greentree Apartments
  Mobile, Alabama                                99%         96%

Carriage Hills Apartments
East Lansing, Michigan                           93%         94%

The General Partner attributes the increase in occupancy at Greentree Apartments to an aggressive and effective marketing campaign during the last part of 1998 and into the first and second quarter of 1999.

Results of Operations

The Partnership realized a net loss of approximately $101,000 and net income of approximately $2,529,000 for the three and six months ended June 30, 1999, respectively, compared to net losses of approximately $126,000 and $256,000 for the three and six months ended June 30, 1998, respectively. The increase in net income for the six months ended June 30, 1999 is primarily attributable to an increase in total revenue and to a lesser extent a decrease in total expenses. Total revenue increased primarily as a result of the gain recognized during 1999 on the sale of Vista Hills Apartments. The gain recognized in 1999 was slightly offset by the loss on early extinguishment of debt recognized upon the sale of the property. The decrease in net loss for the three months ended June 30, 1999 is primarily due to the decrease in total revenue and total expenses resulting from the sale of Vista Hills which was offset by a decrease in total revenues as a result of sale. On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000.

Excluding the impact of the sale of Vista Hills Apartments and the properties' operating results for 1998, the net loss for the three months ended June 30, 1999 decreased approximately $10,000 and income increased approximately $98,000 for the six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998. The increase in net income for the six months ended June 30, 1999 is primarily due to an increase in total revenues and a decrease in total expenses. Total revenues increased as a result of an increase in rental revenue at the remaining properties due to increased occupancy at Greentree Apartments as discussed above. Total expenses decreased primarily due to a decrease in operating expenses, which was partially offset by an increase in general and administrative expenses. Operating expenses decreased due to decreases in insurance and maintenance expense. Insurance expense decreased due to a change in insurance carriers at both of the investment properties during the fourth quarter of 1998 which resulted in lower insurance premiums. Maintenance expense decreased as a result of expenses incurred in the first six months of 1998 for major landscaping and interior and exterior building improvements which did not recur in the first six months of 1999.

General and administrative expenses increased as a result of an increase in legal costs. Legal costs increased as a result of the settlement of outstanding litigation cases during the first quarter of 1999. Included in general and administrative expenses at both June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $2,549,000 compared to approximately $1,400,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $1,266,000 for the six months ended June 30, 1999 from the Registrant's year end was primarily due to approximately $5,217,000 of cash provided by investing activities offset by approximately $66,000 of cash used in operating activities and approximately $3,885,000 of cash used in financing activities. Net cash provided by investing activities consisted primarily of proceeds from the sale of investment property and to a lesser extent net withdrawals from restricted escrows which was slightly offset by property improvements and replacements. Net cash used in financing activities consisted primarily of repayment of mortgage notes payable, and to a lesser extent debt extinguishment costs, a disposition fee to which the General Partner was entitled upon the sale of the property, and payments on mortgage notes payable. The Partnership invests its working capital reserves in a money market account.

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

Greentree Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $160,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $74,000 for 1999 which include certain of the required improvements and consist of air conditioning and floor covering replacements, electrical repairs, major landscaping and plumbing upgrades. For the six months ended June 30, 1999, the Partnership has expended approximately $35,000 consisting primarily of floor covering replacements.

Carriage Hills Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $569,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $569,000 for 1999 which include certain of the required improvements and consist of siding/trim/facial/ soffits, balconies, parking lot repairs, floor covering, appliances, and cabinet replacements. For the six months ended June 30, 1999, the Partnership has expended approximately $54,000 consisting primarily of floor covering, appliance and cabinet replacements.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,800,000, net of discount, mature October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no cash distributions to the limited partners during the six months ended June 30, 1999 or 1998. Subsequent to June 30, 1999 a distribution of $1,450,000 (approximately $1,436,000 to the limited partners which was approximately $77.10 per limited partnership unit) was approved from a combination of sales proceeds from the sale of Vista Hills and operations of the Partnership. The General Partner received a disposition fee for which it was entitled upon the sale of the Vista Hills Apartments during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 7, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 6,182.01 (approximately 33.19% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $165.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 436 units. As a result AIMCO and its affiliates currently own 5,284 units of limited partnership interest in the Partnership representing approximately 28.37% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999

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


                              ANGELES PARTNERS X


                              By:  Angeles Realty Corporation
                                   Its General Partner

                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration

                              Date: August 12, 1999