Form 10QSB
period 1999-09-30
ANGELES PARTNERS X
filed 1999-11-15
CIK 317900

FORM 10-QSB_ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                               ANGELES PARTNERS X
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1999
                        (in thousands, except unit data)



Assets
Cash and cash equivalents                                          $  1,172
Receivables and deposits                                                221
Restricted escrows                                                       74
Other assets                                                            284
Investment properties:
Land                                                   $    312
Buildings and related personal property                   8,886
                                                          9,198
Less accumulated depreciation                            (6,528)      2,670
                                                                   $  4,421
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                   $     22
Tenant security deposit liabilities                                       7
Accrued property taxes                                                   52
Other liabilities                                                       154
Notes payable                                                         8,774
Partners' Deficit
General partners                                       $  (231)
Limited partners (18,625 units issued and
outstanding)                                            (4,357)      (4,588)

                                                                   $  4,421

          See Accompanying Notes to Consolidated Financial Statements


b)

                               ANGELES PARTNERS X
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     1999        1998        1999        1998
Revenues:
Rental income                      $  574    $    777      $ 1,862    $ 2,340
Other income                           49          67          140        166
Gain on sale of investment             --          --        2,673         --
property
Total revenues                        623         844        4,675      2,506

Expenses:
Operating                             245         384          817      1,098
General and administrative             50          44          157        137
Depreciation                          112         164          354        480
Interest                              178         295          599        938
Property taxes                         47          76          162        228
Loss on disposal of property           --          12           --         12
Total expenses                        632         975        2,089      2,893
(Loss) income before
   extraordinary item                  (9)       (131)       2,586       (387)
Extraordinary gain on forgiveness
  of debt                              --       2,185           --      2,185
Extraordinary loss on early
   extinguishment of debt              --          --          (66)        --
Net (loss) income                  $   (9)   $  2,054      $ 2,520    $ 1,798
Net (loss) income allocated
to general partner                 $   --    $     21      $   184    $    18

Net (loss) income allocated
to limited partners                    (9)      2,033        2,336      1,780
                                   $   (9)   $  2,054      $ 2,520    $ 1,798
Net (loss) income per limited
   partnership unit
(Loss) income before
   extraordinary item              $ (.48)   $  (6.99)     $128.96    $(20.57)

Extraordinary item                     --      116.14        (3.54)    116.14

Net (loss) income                  $ (.48)   $ 109.15      $125.42    $ 95.57
Distributions per limited
partnership
   unit                            $77.10    $     --      $ 77.07    $   --

          See Accompanying Notes to Consolidated Financial Statements


c)

                               ANGELES PARTNERS X
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership   General    Limited
                                     Units     Partners   Partners     Total

Original capital contributions       18,714     $     1    $18,714    $18,715

Partners' deficit at
December 31, 1998                    18,625    $   (241)  $(5,257)    $(5,498)

Distributions to partners                          (174)   (1,436)     (1,610)

Net income for the nine months
ended September 30, 1999                --          184     2,336       2,520

Partners' deficit
at September 30, 1999                18,625    $   (231)  $(4,357)    $(4,588)

          See Accompanying Notes to Consolidated Financial Statements


d)
                               ANGELES PARTNERS X
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           1999         1998
Cash flows from operating activities:
Net income                                               $ 2,520      $ 1,798
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                 354          480
   Amortization of discounts and loan costs                   35           45
  Extraordinary gain on forgiveness of debt                   --       (2,185)
   Extraordinary loss on early extinguishment of debt         66           --
   Gain on sale of investment property                    (2,673)          --
  Loss on disposal of property                                --           12
  Change in accounts:
Receivables and deposits                                      87           55
Other assets                                                 (36)          34
Accounts payable                                            (129)         220
Tenant security deposit liabilities                          (24)          (3)
Accrued property taxes                                       (60)         (79)
Other liabilities                                            (77)          79

Net cash provided by operating activities                     63          456

Cash flows from investing activities:
Property improvements and replacements                      (154)        (444)
Net withdrawals from (deposits to) restricted escrows        288          (47)
Proceeds from sale of investment property                  5,054           --
Net cash provided by (used in) investing activities        5,188         (491)

Cash flows from financing activities:
Payments on mortgage notes payable                           (86)         (99)
Loan costs paid                                               --          (17)
Distributions to partners                                 (1,610)          (5)
Repayment of notes payable                                (3,627)         (30)
Prepayment penalty                                           (39)          --
Net cash used in financing activities                     (5,362)        (151)

Net decrease in cash and cash equivalents                   (111)        (186)

Cash and cash equivalents at beginning of period           1,283        1,531

Cash and cash equivalents at end of period               $ 1,172     $  1,345

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $   595     $    789

          See Accompanying Notes to Consolidated Financial Statements


e)

                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE B _ TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C _ DISPOSITION OF INVESTMENT PROPERTY

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write off of unamortized loan costs.

NOTE D _ TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid to the General Partner and/or its affiliates for the nine months ended September 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                      $103      $125
Reimbursement of services of affiliates
  (included in operating, general and administrative
  expenses, investment properties and other assets)          60        84
Incentive Distribution to General Partners                  155        --

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $103,000 and $125,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $60,000 and $84,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in the expenses for the nine months ended September 30, 1998, is approximately $9,000, in reimbursements for construction oversight costs. No such costs were incurred for the nine months ended September 30, 1999. The Partnership also paid approximately $4,000 during the nine month period ended September 30, 1998 to an affiliate of the General Partner for reimbursements of costs related to the loan refinancing at Carriage Hills in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan. No such costs were incurred for the nine months ended September 30, 1999.

In connection with the sale of the Vista Hills Apartments, the General Partners were entitled to and were paid an Incentive Distribution of approximately $155,000 during the nine months ended September 30, 1999.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. The Partnership had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceeded the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which was the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista AP X; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the assignment mentioned above, the Partnership has no outstanding obligations to AMIT at September 30, 1999.

In November 1992, AAP, a Delaware limited partnership which controlled a working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which is wholly-owned by IPT, was until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The working capital loan funded Vista AP X's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista AP X note payable of $150,000 became due November 25, 1997. Upon maturity, Vista AP X did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista AP X. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. As a result of the assignment mentioned above, the Partnership has no outstanding obligations to AMIT for the nine months ended September 30, 1999.

During August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,000 of the outstanding units of limited partnership interest in the Partnership, at $150 per Unit, net to the seller in cash. In the fourth quarter of 1998, the Purchaser closed the tender offer and acquired 3,784 Units of limited partnership interest or approximately 20.317% of the total outstanding units of limited partnership interest.

On June 7, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 6,182.01 (approximately 33.19% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $165.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 501 units. As a result of both tenders AIMCO and its affiliates currently own 5,482 units of limited partnership interest in the Partnership representing approximately 29.43% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.
(See "Note F - Legal Proceedings).

NOTE E _ SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes located in Alabama and Michigan. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential    Other     Totals
                                               (in thousands)

Rental income                          $ 1,862     $    --   $ 1,862
Other income                               101          39       140
Interest expense                           599          --       599
Depreciation                               354          --       354
General and administrative expense          --         157       157
Gain on sale of investment property      2,673         --      2,673
Extraordinary loss on early
  extinguishment of debt                    66         --         66
Segment profit (loss)                    2,638       (118)     2,520
Total assets                             3,925        496      4,421
Capital expenditures for
  investment properties                   154           --       154

               1998                 Residential    Other      Totals

                                                (in thousands)

Rental income                         $ 2,340     $    --    $ 2,340
Other income                              118          48        166
Interest expense                          928          10        938
Depreciation                              480          --        480
General and administrative expense         --         137        137
Extraordinary gain on forgiveness
  of debt                               1,981         204      2,185
Segment profit                          1,693         105      1,798
Total assets                            6,503       1,190      7,693
Capital expenditures for
  investment properties                   444          --        444

NOTE F _ LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's remaining properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Greentree Apartments                        99%        96%
  Mobile, Alabama
Carriage Hills Apartments                   94%        93%
  East Lansing, Michigan

The General Partner attributes the increase in occupancy at Greentree Apartments to an aggressive and effective marketing campaign during the last part of 1998 and into the first and second quarter of 1999.

Results of Operations

The Partnership realized a net loss of approximately $9,000 and net income of approximately $2,520,000 for the three and nine months ended September 30, 1999, respectively, compared to net income of approximately $2,054,000 and approximately $1,798,000 for the three and nine months ended September 30, 1998, respectively. The increase in net income for the nine months ended September 30, 1999 is primarily attributable to an increase in total revenues and to a lesser extent, a decrease in total expenses. Total revenues increased primarily as a result of the gain recognized during 1999 on the sale of Vista Hills Apartments. The gain recognized in 1999 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. The decrease in total expenses is also a result of the sale of Vista Hills Apartments. On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000.

The decrease in net income for the three months ended September 30, 1999 is primarily due to the extraordinary gain on forgiveness of debt at Vista APX was recognized in 1998 and none was recognized in 1999 and to a lesser extent, a decrease in total revenues resulting from the sale of Vista Hills. The decrease in total revenues was partially offset for the nine months ended September 30, 1999 by the decrease in total revenues and total expenses resulting from the sale of Vista Hills.

Vista APX did not have the means with which to pay its $150,000 outstanding indebtedness to AAP which matured in November 1997. The loan was unsecured; AAP's recourse was limited to the assets of Vista APX. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owned AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. For financial statement purposes, the forgiveness resulted in a gain of approximately $2,185,000.

Excluding the impact of the sale of Vista Hills Apartments and the property's operating results for 1998 as well as the extraordinary gain on forgiveness of debt in 1998, net income increased approximately $39,000 and approximately $136,000 for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998. The increase in net income is primarily due to an increase in total revenues and a decrease in total expenses. Total revenues increased as a result of an increase in average annual rental revenue at the remaining properties due to increased occupancy at Greentree Apartments as discussed above. Total expenses decreased primarily due to a decrease in operating expenses, which was partially offset by an increase in general and administrative expenses. Operating expenses decreased due to decreases in insurance and maintenance expenses. Insurance expense decreased due to a change in insurance carriers at both of the investment properties during the fourth quarter of 1998, which resulted in lower insurance premiums. Maintenance expense decreased as a result of expenses incurred during the first nine months of 1998 for major landscaping and interior and exterior building improvements at Greentree Apartments which did not recur in the first nine months of 1999.

General and administrative expenses increased as a result of an increase in legal costs. Legal costs increased as a result of the settlement of outstanding litigation cases during the first quarter of 1999. Included in general and administrative expenses at both September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,172,000 as compared to approximately $1,345,000 at September 30, 1998. The decrease in cash and cash equivalents of approximately $111,000 for the nine months ended September 30, 1999 from the Registrant's year end was primarily due to approximately $5,362,000 of cash used in financing activities offset by approximately $5,188,000 of cash provided by investing activities and approximately $63,000 of cash provided by operating activities. Net cash provided by investing activities consisted primarily of proceeds from the sale of investment property and to a lesser extent, net withdrawals from restricted escrows which was slightly offset by property improvements and replacements. Net cash used in financing activities consisted primarily of repayment of mortgage notes payable and to a lesser extent, distributions to partners, debt
extinguishment costs and payments on mortgage notes payable.   The Partnership
invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's properties are detailed below.

Greentree Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $160,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $74,000 for 1999 which include certain of the required improvements and consist of air conditioning and floor covering replacements, electrical improvements, major landscaping and plumbing upgrades. For the nine months ended September 30, 1999, the Partnership has expended approximately $62,000 consisting primarily of floor covering replacements. These improvements were funded from property replacement reserves and operating cash flows.

Carriage Hills Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $569,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $569,000 for 1999 which include certain of the required improvements and consist of siding/trim/facial/soffits, balconies, parking lot improvements, floor covering, appliances, and cabinet replacements. For the nine months ended September 30, 1999, the Partnership has expended approximately $86,000 consisting primarily of floor covering and appliance replacements. These improvements were funded from property replacement reserves and operating cash flows.

Vista Hills Apartments

During January and February of 1999, the Partnership expended approximately $6,000 consisting primarily of roofing and floor covering replacements. This property was sold March 1, 1999.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,774,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

A distribution of $1,450,000 (approximately $1,436,000 to the limited partners or $77.10 per limited partnership unit) was paid from both sales proceeds from the sale of Vista Hills Apartments and operations of the Partnership during the nine months ended September 30, 1999. The General Partner received a disposition fee for which they were entitled upon the sale of the Vista Hills Apartments during the nine months ended September 30, 1999. There were no cash distributions to the limited partners during the nine months ended September 30, 1998. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

During August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,000 of the outstanding units of limited partnership interest in the Partnership, at $150 per Unit, net to the seller in cash. In the fourth quarter of 1998, the Purchaser closed the tender offer and acquired 3,784 Units of limited partnership interest or approximately 20.317% of the total outstanding units of limited partnership unit.

On June 7, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 6,182.01 (approximately 33.19% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $165.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 501 units. As a result of both tenders AIMCO and its affiliates currently own 5,482 units of limited partnership interest in the Partnership representing approximately 29.43% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.
(See "Item 1. Financial Statements, Note F - Legal Proceedings")

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is attached as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ANGELES PARTNERS X

                                 By:     Angeles Realty Corporation
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date: