Form 10KSB
period 1999-12-31
ANGELES PARTNERS X
filed 2000-03-30
CIK 317900

March 30, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Partners X
      Form 10-KSB
      File No. 0-10304

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period _________to _________

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $5,292,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Family Partnership, Ltd., a California limited partnership, is the Non-Managing General Partner. The General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to the calendar year 1999 five investment properties were either sold or foreclosed on. The Partnership sold one of its investment properties, Vista Hills Apartments, on March 1, 1999. The Registrant continues to own and operate two of these properties (See "Item 2 Description of Properties").

Commencing May 12, 1981, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 25,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000). Upon termination of the offering, the Registrant had accepted subscriptions for 18,714 Units for an aggregate of $18,714,000, including 100 Units which were purchased by the General Partner for $100,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. Property management services were provided at the Partnership's properties by an affiliate of the General Partner.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Registrant's investment in properties:


                              Date of
Property                      Purchase         Type of Ownership             Use

Greentree Apartments          12/31/81   Fee ownership subject to       Apartment -
  Mobile, Alabama                        first and second mortgages(1)  178 units

Carriage Hills Apartments     07/30/82   Fee ownership subject to a     Apartment -
  East Lansing, Michigan                 first mortgage (1)             143 units

(1) Property is held by a Limited Partnership which the Registrant owns a 99.00% interest in.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                        Gross
                       Carrying   Accumulated    Useful                  Federal
Property                Value    Depreciation     Life      Method      Tax Basis
                           (in thousands)                            (in thousands)

Greentree
 Apartments           $ 4,541      $ 3,557      5-25 yrs     S/L        $   889

Carriage Hills
 Apartments             4,796        3,077      5-25 yrs     S/L          1,119

                      $ 9,337      $ 6,634                              $ 2,008

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                          Principal                                      Principal
                          Balance At                                      Balance
                         December 31,   Interest    Period   Maturity      Due At
       Property              1999         Rate    Amortized    Date     Maturity (2)
                         (in thousands)                                 (in thousands)

Greentree Apartments
  1st mortgage             $ 3,375       7.83%    28.67 yrs    10/03     $3,135
  2nd mortgage                 113       7.83%       (1)       10/03        113

Carriage Hills
  Apartments
  1st mortgage               5,290       7.39%      30 yrs     12/04      4,958

                             8,778                                       $8,206
Less unamortized
   discounts                   (28)

  Total                    $ 8,750


(1)   Interest only payments with a balloon payment at maturity.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property were as follows:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                      (per unit)
 Property                        1999           1998          1999         1998

 Greentree Apartments           $ 5,585       $ 5,461         99%           97%
 Carriage Hills Apartments        9,891         9,523         95%           94%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 1999, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were as follows:

                                    1999             1999
                                  Billing            Rate
                              (in thousands)

Greentree Apartments              $ 39               1.04%
Carriage Hills Apartments          134               2.77%

Capital Improvements:

Greentree Apartments: The Partnership completed approximately $96,000 in capital expenditures at Greentree Apartments as of December 31, 1999, consisting primarily of appliances, major landscaping and HVAC and floor covering replacements. These improvements were funded primarily from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $53,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage Hills Apartments: The Partnership completed approximately $192,000 in capital expenditures at Carriage Hills Apartments as of December 31, 1999, consisting primarily of structural repairs and appliance and floor covering replacements. These improvements were funded primarily from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $42,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vista Hills Apartments: During January and February 1999 the Partnership expended approximately $6,000 consisting primarily of roofing and floor covering replacements. This property was sold March 1, 1999.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see
Item 7. Financial Statements. "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units aggregating $18,714,000 including 100 units purchased by the General Partner for $100,000. The Partnership currently has 1,054 holders of record owning an aggregate of 18,625 Units. Affiliates of the General Partner owned 9,166 units or approximately 49.21% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made to the limited partners during the year ended December 31, 1998. The following table sets forth the distributions made by the Partnership for the year ended December 31, 1999.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99           $ 1,740,000 (1)           84.03

(1) Consists of $1,610,000 of cash from surplus funds from the 1999 sale of Vista Hills Apartments and cash from operations, $130,000 which was declared during December 1999 and paid during January 2000. The distribution from surplus funds includes $154,000 which was paid to the general partners as a commission on sale of the property. See Item. 6 and
      Item 7-Note F for further details.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 1999, the Partnership has deposits of approximately $53,000 in the reserve account.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 9,166 of limited partnership units in the Partnership representing approximately 49.21% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $2,534,000 for the year ended December 31, 1999, compared to net income of approximately $1,731,000 for the year ended December 31, 1998. The increase in net income is primarily attributable to the gain recognized during 1999 on the sale of Vista Hills. The gain recognized in 1999 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,672,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Partially offsetting the increase in net income from the sale of Vista Hills Apartments in 1999 is the extraordinary gain on forgiveness of debt which was recognized in 1998. This gain was the result of the Partnership not having the means with which to pay its $150,000 outstanding indebtedness to AAP which matured in November 1997. The loan was unsecured; AAP's recourse was limited to the assets of Vista APX. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. For financial statement purposes, the forgiveness resulted in a gain of approximately $2,185,000.

Excluding the impact of the sale of Vista Hills Apartments and the property's operating results as well as the extraordinary gain on forgiveness of debt in 1998, income for 1999 increased slightly compared to 1998 due to an increase in total revenues at the remaining properties, which was partially offset by a slight increase in total expenses. Total revenues increased due to an increase in rental income and other income. Rental income increased as a result of increases in occupancy and average annual rental rates at the Partnership's two remaining investment properties. Other income increased due to an increase in cash balances maintained in interest bearing accounts.

Excluding the operations of Vista Hills for both 1999 and 1998, total expenses increased slightly due to increases in interest, general and administrative expense, and depreciation expense. Depreciation expense increased as a result of capital improvements placed in service during 1999. Partially offsetting the increase in above expenses was a decrease in operating expense. Operating expense decreased as a result of a decrease in insurance and maintenance expenses partly offset by an increase in advertising expense. Insurance expense decreased due to a change in insurance carriers at both of the investment properties during the fourth quarter of 1998, which resulted in lower insurance premiums. Maintenance expense decreased as a result of expenses incurred during 1998 for interior and exterior building repairs at Greentree Apartments which did not recur during 1999. Advertising expense increased due to an effort to increase occupancy at both of the Partnership's investment properties.

General and administrative expenses increased slightly for the comparable periods as a result of an increase in legal costs associated with the settlement of litigation cases as disclosed in prior quarters. Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,088,000, compared to approximately $1,283,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $195,000 is due to approximately $5,395,000 of cash used in financing activities offset by approximately $5,032,000 of cash provided by investing activities and approximately $168,000 of cash provided by operating activities. Net cash provided by investing activities consisted primarily of proceeds from the sale of investment property and to a lesser extent, net withdrawals from restricted escrows which were offset by property improvements and replacements. Net cash used in financing activities consisted of repayment of mortgage notes payable and to a lesser extent, distributions to partners, debt extinguishment costs and payments on mortgage notes payable. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,300. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,750,000, net of discounts, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 1999, distributions of $1,740,000 (approximately $1,565,000 to the limited partners, or $84.03 per limited partnership unit) were made from both sales proceeds from the sale of Vista Hills Apartments and operations of the Partnership. The General Partner received a disposition fee for which they were entitled upon the sale of Vista Hills Apartments. There were no cash distributions to the limited partners during 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 1999, the Partnership has deposits of approximately $53,000 in the reserve account.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 9,166 units of limited partnership interest in the Partnership representing approximately 49.21% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners X

We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 21, 2000

                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                $  1,088
   Receivables and deposits                                                      241
   Restricted escrows                                                             90
   Other assets                                                                  228
   Investment properties (Notes A, D, and G):
      Land                                                     $    312
      Buildings and related personal property                     9,025
                                                                  9,337

      Less accumulated depreciation                              (6,634)       2,703
                                                                            $  4,350

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $     21
   Tenant security deposit liabilities                                             7
   Accrued property taxes                                                         10
   Distribution payable                                                          130
   Other liabilities                                                             136
   Mortgage notes payable (Note D)                                             8,750

Partners' Deficit

   General partner                                             $   (238)
   Limited partners (18,625 units issued and
      outstanding)                                                (4,466)     (4,704)
                                                                             $ 4,350

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)

                                                            Year Ended
                                                           December 31,
                                                         1999        1998

Revenues:
   Rental income                                        $ 2,440   $ 3,141
   Other income                                             180       216
   Gain on sale of investment property (Note C)           2,672        --
      Total revenues                                      5,292     3,357

Expenses:
   Operating                                              1,034     1,461
   General and administrative                               206       192
   Depreciation                                             460       651
   Interest                                                 802     1,215
   Property taxes                                           190       292
      Total expenses                                      2,692     3,811

Income (loss) before extraordinary item                   2,600      (454)
Extraordinary gain on forgiveness of debt                    --     2,185

Extraordinary loss on early extinguishment
   of debt (Note C)                                         (66)       --

Net income                                              $ 2,534   $ 1,731


Net income allocated to general partner                 $   178   $    17

Net income allocated to limited partners                  2,356     1,714

                                                        $ 2,534   $ 1,731
Net income per limited partnership unit:

  Income (loss) before extraordinary item               $130.01   $(24.11)

  Extraordinary item                                      (3.51)   116.13

                                                        $126.50   $ 92.02

Distributions per limited partnership unit              $ 84.03   $    --

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                         Limited
                                        Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions             18,714     $    1      $18,714   $ 18,715

Partners' deficit
   at December 31, 1997                    18,625     $ (253)     $(6,971)  $ (7,224)

Net income for the year ended
   December 31, 1998                           --          17       1,714      1,731

Distributions to General Partner               --          (5)         --         (5)

Partners' deficit at
   December 31, 1998                      18,625         (241)     (5,257)    (5,498)

Distributions to partners                     --         (175)     (1,565)    (1,740)

Net income for the year
   ended December 31, 1999                    --          178       2,356       2,534

Partners' deficit
   at December 31, 1999                   18,625      $ (238)     $(4,466)  $ (4,704)


           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                              Years Ended December 31,
                                                                  1999        1998

Cash flows from operating activities:

  Net income                                                    $ 2,534      $ 1,731
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     460          651
   Amortization of discounts and loan costs                          62           61
   Extraordinary loss on early extinguishment of debt                66           --
   Gain on sale of investment property                           (2,672)          --
   Extraordinary gain on forgiveness of debt                         --       (2,185)
   Change in accounts:
      Receivables and deposits                                       67           (6)
      Other assets                                                    2            1
      Accounts payable                                             (130)          32
      Tenant security deposit liabilities                           (24)          (7)
      Accrued property taxes                                       (102)           6
      Other liabilities                                             (95)         102

      Net cash provided by operating activities                     168          386

Cash flows from investing activities:

  Property improvements and replacements                            (294)       (455)
  Net withdrawals from restricted escrows                            272           7
  Proceeds from sale of investment property                        5,054          --

       Net cash provided by (used in) investing activities         5,032        (448)

Cash flows from financing activities:

  Payments on mortgage notes payable                               (119)        (134)
  Repayment of mortgage note payable                             (3,627)         (30)
  Loan costs paid                                                    --          (17)
  Distributions to partners                                      (1,610)          (5)
  Debt extinguishment costs                                         (39)          --

       Net cash used in financing activities                     (5,395)        (186)

Net decrease in cash and cash equivalents                          (195)        (248)

Cash and cash equivalents at beginning of year                    1,283        1,531

Cash and cash equivalents at end year                           $ 1,088      $ 1,283

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 794       $ 1,051

Supplemental disclosure of non-cash activity:
  Distribution payable                                           $ 130        $ --

           See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS X

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partners' outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Family Partnership, Ltd., California limited partnership, is the Non-Managing General Partner. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". See "Note B - Transfer of Control." The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. The Partnership commenced operations on May 12, 1981, and completed its acquisition of properties during 1982. The Partnership operates two apartment properties located in Alabama and Michigan.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Partnership and its 99% limited partnership interests in Cardinal Woods Apartments, Ltd., Carriage AP X Ltd. and Vista AP X, Ltd. The General Partner of the consolidated partnerships is Angeles Realty Corporation. Angeles Realty Corporation may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Allocations to Partners: Net income (other than that arising from the occurrence of a sale or disposition) and net loss shall be allocated 1% to the General Partners and 99% to the Limited Partners. Gains from the sale or other disposition of assets shall be allocated as follows: first, to the General Partners to the extent of any incentive distribution, as defined in the Partnership Agreement, to which the General Partner is entitled; second, to the partners in proportion to their interests in the Partnership.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership other than in connection with the dissolution of the Partnership, the Distributable Net Proceeds thereof, if any, which the General Partner determines are not required for support of the operations of the Partnership must be distributed: (i) first, to the General Partners and the Limited Partners in proportion to their interests in the Partnership, until all Limited Partners have received distributions equal to their Original Capital Investment Applicable to the Disposition plus their 6% additional Cumulative Distribution;
(ii) second, to the General Partner in an amount equal to 4% of the aggregate sales price of the property ("Incentive Distribution"); (iii) third, to the General Partners and the Limited Partners in proportion to their interests in the Partnership until all Limited Partners shall have received their additional 4% Cumulative Distribution; and (iv) thereafter, the remaining proceeds of the disposition shall be distributed eighty-eight percent (88%) to the Limited Partners in proportion to their interests in the Partnership, and twelve percent (12%) to the General Partners.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (see Note K).

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Restricted Escrows:
------------------

      Capital Improvement: At the time of the refinancing of Carriage Hills Apartments' mortgage notes payable during 1997, approximately $159,000 of the proceeds were designated for "capital improvements escrows" for certain capital improvements. These improvements have been completed as of December 31, 1999 and all funds were utilized.

      Reserve Account: A general reserve account was established with the refinancing proceeds for Greentree Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 1999, the Partnership has deposits of approximately $53,000 in the reserve account. Reserve accounts are also maintained for Carriage Hills Apartments. Reserve escrows for both properties totaled approximately $90,000 at December 31, 1999.

Loan Costs: Loan costs of approximately $302,000 less accumulated amortization of approximately $151,000, are included in other assets in the accompanying consolidated balance sheet. Loan costs are amortized as interest expense on a straight-line basis over the life of the loans.

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note I" for detailed disclosure of this information).

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $66,000 and $60,000, for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Disposition of Rental Property

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of property resulted in a gain on sale of investment property of approximately $2,672,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write off of unamortized loan costs. Revenues from Vista Hills Apartments included in the accompanying consolidated statements of operations were $164,000 and $1,022,000 for the years ended December 31, 1999 and 1998, respectively.

Note D - Mortgage Notes Payable


                            Principal       Monthly                            Principal
                            Balance At      Payment                             Balance
                           December 31,    Including   Interest   Maturity       Due At
Property                       1999        Interest      Rate       Date        Maturity
                                 (in thousands)                              (in thousands)

Greentree Apartments

  1st mortgage               $ 3,375          27         7.83%      10/03      $3,135
  2nd mortgage                   113           1         7.83%      10/03         113

Carriage Hills
  Apartments
  1st mortgage                 5,290          37         7.39%      12/04       4,958

                               8,778         $65                               $8,206
Less unamortized
  discounts at a rate
  of 8.13% (a)                   (28)

     Total                   $ 8,750


(a) An interest rate buy-down was exercised for Greentree when the debt was refinanced. The fee for the interest rate reductions amounted to $73,700 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fees are reflected as a reduction of the note payable and increase the effective rate of the debt to 8.13%.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                                2000            $  116
                                2001               126
                                2002               135
                                2003             3,375
                                2004             5,026
                                                 -----
                                                $8,778

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties and by a pledge of revenues from operations of the respective properties. Certain of the mortgage notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):

                                          1999          1998


Net income as reported                  $ 2,534        $ 1,731
Add (deduct):
     Depreciation differences               259            512
     Unearned income                        (56)            40
     Amortization                           (76)            --
     Gain on sale                         1,125             --
     Other                                   68              5

Federal taxable income                  $ 3,854        $ 2,288

Federal taxable income per
     limited partnership unit           $180.56        $121.63

The  following  is  a   reconciliation   at  December  31,  1999,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficiency - as reported          $ (4,704)
 Land and buildings                      1,615
 Accumulated depreciation               (2,310)
 Syndication fees                        2,071
 Other                                     417

Net deficiency - Federal tax basis    $ (2,911)


Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and affiliates during the year ended December 31, 1999 and 1998:

                                                               1999      1998

                                                               (in thousands)

Property management fees (included in operating expenses)     $ 134     $ 169

Reimbursement for services of affiliates (included in
 operating, general and administrative expenses,
 and investment properties)                                      58       110
Partnership management fee (included in general and
 Administrative expense)                                          5        --

Incentive distribution to General Partner                       154        --

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $134,000 and $169,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $58,000 and $110,000 for the years ended December 31, 1999 and 1998, respectively. The Partnership also paid approximately $4,000 during the year ended December 31, 1998 to an affiliate of the General Partner for reimbursements of costs related to the loan refinancing at Carriage Hills in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan. No such costs were incurred for the year ended December 31, 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $154,000, to the General Partner related to the sale of Vista Hills Apartments in 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will return this amount to the Partnership.

A management fee of approximately $5,000 was accrued to the General Partner for the year ended December 31, 1999 relating to net cash from operations as defined in the Partnership Agreement. No such fees were paid or accrued in 1998.

The Partnership had a loan payable to Angeles Mortgage Investment Trust ("AMIT") that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista AP X; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to Angeles Acceptance Pool ("AAP") on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the repayments and assignment mentioned above, the Partnership had no outstanding obligations to AMIT at December 31, 1999.

In November 1992, AAP, a Delaware limited partnership which controlled the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

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

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 9,166 units of limited partnership units in the Partnership representing approximately 49.21% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note G - Investment Properties and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
        Description           Encumbrances     Land       Property      Acquisition
                             (in thousands)                           (in thousands)

Greentree Apartments         $ 3,488        $   211       $ 3,345        $   985
Carriage Hills Apartments      5,290            101         3,509          1,186

  Totals                     $ 8,778        $   312       $ 6,854        $ 2,171




                       Gross Amount At Which Carried
                         At December 31, 1999
                            (in thousands)

                            Buildings
                           And Related
                            Personal             Accumulated      Date of       Date     Depreciable
    Description      Land   Property     Total   Depreciation   Construction  Acquired   Life-Years
                                                (in thousands)
Greentree Apartments $ 211   $ 4,330   $ 4,541     $ 3,557          8/74      12/31/81     5-25
Carriage Hill          101     4,695     4,796       3,077          6/72       7/30/82     5-25
  Apartments

  Totals             $ 312   $ 9,025   $ 9,337     $ 6,634


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $15,232          $14,810
    Dispositions of property                    (6,189)             (33)
    Property improvements                          294              455

Balance at end of year                         $ 9,337          $15,232

Accumulated Depreciation

Balance at beginning of year                   $ 9,981          $ 9,351
    Depreciation expense                           460              651
    Dispositions of property                    (3,807)             (21)

Balance at end of year                         $ 6,634          $ 9,981

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $10,952,000 and $17,861,000. The accumulated depreciation, taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $8,944,000 and $14,638,000.

Note H - Distributions

No distributions were made to the limited partners during the year ended December 31, 1998. The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99           $ 1,740,000 (1)           84.03

(1)   Consists of  $1,610,000  of cash from surplus  funds from the 1999 sale of
      Vista Hills Apartments and cash from operations of $130,000 which was declared during December 1999 and paid during January 2000. The distribution from surplus funds includes $154,500 which was paid to the general partners as a commission on sale of the property. See Note F.

Note I - Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes located in Alabama and Michigan. The Partnership rents apartment units for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential      Other       Totals
                 ----                   -----------      -----       ------
                                                   (in thousands)
Rental income                             $ 2,440         $ --      $ 2,440
Other income                                  135            45         180
Interest expense                              802            --         802
Depreciation                                  460            --         460
General and administrative expense             --           206         206
Gain on sale of investment property         2,672            --       2,672
Extraordinary loss on early
  extinguishment of debt                      (66)           --         (66)
Segment profit (loss)                       2,695          (161)      2,534
Total assets                                3,874           476       4,350
Capital expenditures for investment
 properties                                   294            --         294

                 1998                   Residential      Other       Totals
                 ----                   -----------      -----       ------
                                                   (in thousands)

Rental income                             $ 3,141         $ --      $ 3,141
Other income                                  160            56         216
Interest expense                            1,206             9       1,215
Depreciation                                  651            --         651
General and administrative expense             --           192         192
Extraordinary gain on forgiveness
  of debt                                   1,981           204       2,185
Segment profit                              1,672            59       1,731
Total assets                                6,276         1,233       7,509
Capital expenditures for investment
 properties                                   455            --         455

Note J- Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

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

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         135               .72%
(an affiliate of AIMCO)
Cooper River Properties, LLC                 3,784             20.32%
(an affiliate of AIMCO)
AIMCO Properties, LP                         5,247             28.17%
(an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties LP, are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and affiliates during the year ended December 31, 1999 and 1998:

                                                               1999      1998
                                                               ----      ----
                                                               (in thousands)

Property management fees                                      $ 134     $ 169

Reimbursement for services of affiliates                         58       110
Partnership management fee                                        5        --

Incentive distribution to General Partner                       154        --

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $134,000 and $169,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $58,000 and $110,000 for the years ended December 31, 1999 and 1998, respectively. The Partnership also paid approximately $4,000 during the year ended December 31, 1998 to an affiliate of the General Partner for reimbursements of costs related to the loan refinancing at Carriage Hills in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan. No such costs were incurred for the year ended December 31, 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $154,000, to the General Partner related to the sale of Vista Hills Apartments in 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will return this amount to the Partnership.

A management fee of approximately $5,000 was accrued to the General Partner for the year ended December 31, 1999 relating to net cash from operations as defined in the Partnership Agreement. No such fees were paid or accrued in 1998.

AMIT, a real estate investment trust, provided unsecured loans to the Partnership. Concurrent with the sale of Cardinal Woods Apartments on August 15, 1997, the Partnership repaid approximately $588,000 to AMIT. In addition, upon the refinancing of Carriage Hills on November 20, 1997, approximately $1,432,000 was repaid to AMIT. The Partnership also had a loan that was previously secured by Vista Hills Apartments; however, the second mortgage was released in 1992 as part of the terms and conditions for refinancing the first mortgage. A multifamily rider was executed between the Partnership and the first mortgage holder for Vista AP X, stating that any subordinated debt must be non-foreclosable and have a maturity date not less than 2 years beyond the maturity of the refinanced first mortgage. The agreement also provided for interest to be paid based on available cash flow. In June 1996, but effective March 31, 1996, this loan was modified, adding non-default accrued interest payable to the loan balance and waiving accrued, but unpaid, default interest and late charges. The modified note would have matured in September 2002 and provided for interest at 12.5% on the original $1,300,000 note amount. The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, interest on the restructured debt was being recorded at an effective rate of 10.8% which is the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure. As part of the modification, AMIT was granted a first priority lien on the Partnership's 99% limited partnership interest in the Vista AP X lower-tier partnership which owns Vista Hills Apartments. The lender's recourse was limited to the assets of Vista AP X; the debt was non-recourse to the other assets of the Partnership. This loan, with a carrying amount of approximately $1,561,000 plus accrued interest of approximately $325,000, was assigned to AAP on December 31, 1997 and was ultimately forgiven by AAP in August 1998. As a result of the repayments and assignment mentioned above, the Partnership had no outstanding obligations to AMIT at December 31, 1998.

In November 1992, AAP, a Delaware limited partnership which controlled the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded Vista AP X's operating deficits in prior years. As a result of the sale of Cardinal Woods Apartments on August 15, 1997, $501,000 of the then outstanding debt to AAP was repaid. The remaining Vista AP X note payable of $150,000 became due November 25, 1997. Upon maturity, Vista AP X did not have the means with which to satisfy the maturing debt obligation. The loan was unsecured; AAP's recourse was limited to the assets of Vista AP X. The debt was non-recourse to the other assets of the Partnership. In August 1998, the General Partner negotiated a settlement with AAP, whereby the Partnership paid AAP $30,000, and the remainder of the debt owed AAP, including the $1,561,000 note previously assigned to AAP by AMIT, was forgiven. As a result of the assignment mentioned above, the Partnership had no outstanding obligations to AMIT for the year ended December 31, 1998.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 9,166 limited partnership units in the Partnership representing approximately 49.21% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

               None.
                                   SIGNATURES

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

                               ANGELES PARTNERS X

                                 By:     Angeles Realty Corporation
                                         Its General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   March 30, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 30, 2000
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date: March 30, 2000
Martha L. Long            and Controller


                                  EXHIBIT INDEX

Exhibit Number    Description

      2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1998).

      3.1 Amended Certificate and Agreement of Limited Partnership dated June 24, 1980, filed in Form 10-K dated October 31, 1982, and is incorporated herein by reference.

      10.1 Purchase and Sale Agreement with Exhibits - Cardinal Woods filed in Form 8-K dated October 30, 1981 and is incorporated herein by reference.

      10.2        Purchase  and  Sale   Agreement   with  Exhibits  -  Greentree
                  Apartments filed in Form 8-K dated December 31, 1981 and is incorporated herein by reference.

      10.4 Purchase and Sale Agreement with Exhibits - Carriage Hills Apartments filed in Form 8-K dated July 30, 1982, and incorporated herein by reference.

      10.5 Third Trust Deed Mortgage - Carriage Hills Apartments, filed in Form 10-K, Exhibit 10.11 dated December 31, 1990 and is incorporated herein by reference.

      10.6 Second Trust Deed Mortgage - Vista Hills Apartments, filed in Form 10-Q, Exhibit 10.13, dated September 30, 1990, and is incorporated herein by reference.

      10.7        Promissory  Note -  Greentree  Apartments,  filed  in the Form
                  10-Q,   Exhibit  10.14,   dated  September  30,  1990  and  is
                  incorporated herein by reference.

      10.8 Agreement of Sale between Angeles Partners X, Seller and Bowen Ballard, Buyer - One East/Two East Office Center, filed in Form 8-K, Exhibit I, dated February 15, 1991, and is incorporated herein by reference.

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

             (e) First Deeds of Trust dated September 30, 1993 between Greentree Apartments and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

             (f) Second Deeds of Trust dated September 30, 1993, between Greentree Apartments and Lexington Mortgage Company, relating to Greentree Apartments filed in Form 10-QSB dated September 30, 1993, which is incorporated herein by reference.

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

      10.14 Contract of Sale of real estate for Vista Hills Apartments dated March 1, 1999, between Angeles Partners X, a California limited partnership and Transcontinental Vista Hills, Inc. filed in Form 8-K.

          18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

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

          99C Purchase Agreement dated November 24, 1992, by and among Angeles Corporation, et. al. and IAP GP Corporation and MAE GP Corporation is incorporated by reference to the Report on Form 8-K dated December 31, 1992.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation
General Partner of Angeles Partners X
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Consolidated Financial Statements of Angeles Partners X included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/ Ernst & Young LLP