Form 10QSB
period 2000-03-31
ANGELES PARTNERS X
filed 2000-05-12
CIK 317900

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

                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                          $  1,143
   Receivables and deposits                                                 80
   Restricted escrows                                                       47
   Other assets                                                            253
   Investment properties:
      Land                                                   $  312
      Buildings and related personal property                 9,139
                                                              9,451

      Less accumulated depreciation                          (6,744)     2,707
                                                                      $  4,230

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                   $     26
   Tenant security deposit liabilities                                       8
   Accrued property taxes                                                   21
   Other liabilities                                                       121
   Notes payable                                                         8,726

Partners' Deficit

   General partners                                         $ (238)
   Limited partners (18,625 units issued and
      outstanding)                                          (4,434)     (4,672)
                                                                      $  4,230

            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                            2000        1999
Revenues:
   Rental income                                          $  569    $    786
   Other income                                               35          40
   Gain on sale of investment property                        --       2,673
      Total revenues                                         604       3,499

Expenses:
   Operating                                                 209         340
   General and administrative                                 41          49
   Depreciation                                              110         112
   Interest                                                  165         239
   Property taxes                                             47          63
      Total expenses                                         572         803

Income before extraordinary item                              32       2,696

Extraordinary loss on early extinguishment of debt            --          66

Net income                                                $   32    $  2,630

Net income allocated to general partners (1%)             $   --    $     26

Net income allocated to limited partners (99%)                32       2,604

                                                          $   32    $  2,630
Net income per limited partnership unit:

Income before extraordinary item                          $ 1.72    $ 143.33
Extraordinary item                                            --       (3.51)
Net income                                                $ 1.72    $ 139.82

            See Accompanying Notes to Consolidated Financial Statements

c)

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 1999                   18,625        $ (238)     $(4,466)    $(4,704)

Net income for the three months
   ended March 31, 2000                    --             --          32          32

Partners' deficit
   at March 31, 2000                   18,625        $ (238)     $(4,434)    $(4,672)

            See Accompanying Notes to Consolidated Financial Statements


d)
                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000         1999
Cash flows from operating activities:

  Net income                                                    $    32      $ 2,630
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                     110          112
   Amortization of discounts and loan costs                          11           10
   Extraordinary loss on early extinguishment of debt                --           66
   Gain on sale of investment property                               --       (2,673)
  Change in accounts:
      Receivables and deposits                                      161           56
      Other assets                                                  (34)         (23)
      Accounts payable                                                5         (109)
      Tenant security deposit liabilities                             1          (18)
      Accrued property taxes                                         11          (87)
      Other liabilities                                             (15)         (73)

       Net cash provided by (used in) operating activities          282         (109)

Cash flows from investing activities:

  Property improvements and replacements                           (114)         (47)
  Net withdrawals from (deposits to) restricted escrows              43          (24)
  Proceeds from sale of investment property                          --        5,054
       Net cash (used in) provided by investing activities          (71)       4,983

Cash flows from financing activities:

  Payments on mortgage notes payable                                (26)         (32)
  Distributions to partners                                        (130)          --
  Repayment of notes payable                                         --       (3,627)
  Prepayment penalty                                                 --          (39)
       Net cash used in financing activities                       (156)      (3,698)

Net increase in cash and cash equivalents                            55        1,176

Cash and cash equivalents at beginning of period                  1,088        1,283

Cash and cash equivalents at end of period                      $ 1,143     $  2,459

Supplemental disclosure of cash flow information:

Cash paid for interest                                          $   131     $    261

            See Accompanying Notes to Consolidated Financial Statements


e)
                               ANGELES PARTNERS X

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

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

Note C - Disposition of Investment Property

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write off of unamortized loan costs. Revenues from Vista Hills Apartments included in the accompanying consolidated statements of operations were approximately $229,000 for the three months ended March 31, 1999.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates for the three months ended March 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses)                                      $ 31       $ 43
   Reimbursement of services of affiliates
     (included in operating, general and administrative
      expenses and investment properties)                       63         25

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $31,000 and $43,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $63,000 and $25,000 for the three months ended March 31, 2000 and 1999, respectively. Included in the expenses for the three months ended March 31, 2000, is approximately $44,000, in reimbursements for construction oversight costs. No such costs were incurred for the three months ended March 31, 1999.

AIMCO and its affiliates currently own 9,196 limited partnership units in the Partnership representing 49.374% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 49.374% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes, one each located in Alabama and Michigan. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                  2000                  Residential    Other      Totals
                                                   (in thousands)
  Rental income                         $   569      $    --    $   569
  Other income                               30            5         35
  Interest expense                          165           --        165
  Depreciation                              110           --        110
  General and administrative expense         --           41         41
  Segment profit (loss)                      68          (36)        32
  Total assets                            3,707          523      4,230
  Capital expenditures for
    investment properties                   114           --        114

                 1999                    Residential     Other      Totals
                                                 (in thousands)
  Rental income                           $ 786        $  --      $ 786
  Other income                               30           10         40
  Interest expense                          239           --        239
  Depreciation                              112           --        112
  General and administrative expense         --           49         49
  Gain on sale of investment property     2,673           --      2,673
  Extraordinary loss on early
    extinguishment of debt                   66           --         66
  Segment profit (loss)                   2,669          (39)     2,630
  Total assets                            4,019        2,175      6,194
  Capital expenditures for
    investment properties                    47           --         47

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Greentree Apartments                          98%        99%
        Mobile, Alabama
      Carriage Hills Apartments                     94%        94%
        East Lansing, Michigan


Results of Operations

The Partnership's net income for the three months ended March 31, 2000 and 1999 was approximately $32,000 and $2,630,000, respectively. The decrease in net income is primarily attributable to the gain on sale of investment property recognized during 1999 from the sale of Vista Hills Apartments. The gain on sale of investment property recognized in 1999 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Excluding the impact of the sale of Vista Hills Apartments and the property's operating results for 1999, net income for the three months ended March 31, 2000 was approximately $32,000 compared to approximately $55,000 for the three months ended March 31, 1999. The decrease in net income for the comparable periods is attributable to an increase in total expenses at the properties. Total revenues remained relatively constant for the comparable periods. The increase in total expenses is primarily a result of an increase in depreciation expense, which was partially offset by decreases in interest and general and administrative expenses. The increase in depreciation expense is due to an increase in capital improvements performed at the Partnership's properties during the past two years to improve the overall appearance and quality of the properties. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the properties. Operating and property tax expenses remained relatively constant for the comparable periods.

General and administrative expenses decreased slightly for the comparable periods primarily due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,143,000, compared to approximately $2,459,000 at March 31, 1999. The increase in cash and cash equivalents of approximately $55,000 for the three months ended March 31, 2000, from the Partnership's calendar year end, is due to approximately $282,000 of cash provided by operating activities, which was partially offset by approximately $156,000 of cash used in financing activities and approximately $71,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. Capital improvements planned for the Partnership's properties are detailed below.

Greentree Apartments: For 2000 the Partnership has budgeted approximately $149,000 for capital improvements, consisting primarily of parking lot improvements, pool upgrades, appliances, major landscaping, roof replacements and floor covering replacement. The Partnership completed approximately $29,000 in capital expenditures at Greentree Apartments as of March 31, 2000, consisting primarily of major landscaping and floor covering replacement. These improvements were funded primarily from operations.

Carriage Hills Apartments: For 2000 the Partnership has budgeted approximately $43,000 for capital improvements, consisting primarily of floor covering replacement, major landscaping, and other interior building improvements. The Partnership completed approximately $85,000 in capital expenditures at Carriage Hills Apartments as of March 31, 2000, consisting primarily of structural building improvements, floor covering replacements and lighting improvements. These improvements were funded from operations and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,726,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A distribution of approximately $130,000 was paid during the three months ended March 31, 2000, which was declared and accrued at December 31, 1999. There were no distributions to the limited partners during the three months ended March 31, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners for the remainder of 2000 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of March 31, 2000, the Partnership has deposits of approximately $37,000 in the reserve account.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is attached as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                               Date:     May 12, 2000