Form 10QSB
period 2000-06-30
ANGELES PARTNERS X
filed 2000-08-09
CIK 317900

FORM 10-QSB-- QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)
                                   (Unaudited)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                               $   405
   Receivables and deposits                                                    103
   Restricted escrows                                                           83
   Other assets                                                                207
   Investment properties:
      Land                                                 $    312
      Buildings and related personal property                 9,370
                                                              9,682

      Less accumulated depreciation                          (6,861)         2,821
                                                                           $ 3,619

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $   45
   Tenant security deposit liabilities                                           8
   Accrued property taxes                                                       35
   Other liabilities                                                           126
   Notes payable                                                             8,700

Partners' Deficit

   General partners                                        $   (244)
   Limited partners (18,625 units issued and
      outstanding)                                           (5,051)        (5,295)
                                                                           $ 3,619

            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                            2000        1999        2000        1999
Revenues:
  Rental income                            $  576       $ 502     $ 1,145     $ 1,288
  Other income                                 69          51         104          91
  Gain on sale of investment
    property                                   --          --          --       2,673
        Total revenues                        645         553       1,249       4,052

Expenses:
  Operating                                   242         232         451         572
  General and administrative                   40          58          81         107
  Depreciation                                117         130         227         242
  Interest                                    169         182         334         421
  Property taxes                               50          52          97         115
        Total expenses                        618         654       1,190       1,457

Income (loss) before

  extraordinary item                           27        (101)         59       2,595
Extraordinary loss on early
  extinguishment of debt                       --          --          --          66
Net income (loss)                         $    27      $ (101)     $   59     $ 2,529

Net income (loss) allocated to
  general partner (1%)                    $    --      $   (1)     $    1     $    25
Net income (loss) allocated to
  limited partners (99%)                       27        (100)         58       2,504
                                          $    27      $ (101)     $   59     $ 2,529
Net income (loss) per limited partnership
    unit:

   Income (loss) before extraordinary
    item                                     1.45       (5.37)       3.11      137.95
   Extraordinary item                          --          --          --       (3.51)
 Net income (loss)                        $  1.45     $ (5.37)     $ 3.11     $134.44

 Distribution per limited partnership
   unit                                   $ 34.52     $    --      $34.52       $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 1999                   18,625         $ (238)     $(4,466)   $(4,704)

Distribution to partners                   --             (7)        (643)      (650)

Net income for the six months
   ended June 30, 2000                     --              1           58         59

Partners' deficit
   at June 30, 2000                    18,625         $ (244)     $(5,051)   $(5,295)

            See Accompanying Notes to Consolidated Financial Statements

d)

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000         1999
Cash flows from operating activities:

  Net income                                                      $ 59       $ 2,529
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                     227          242
   Amortization of discounts and loan costs                          14           25
   Extraordinary loss on early extinguishment of debt                --           66
   Gain on sale of investment property                               --       (2,673)
   Change in accounts:
      Receivables and deposits                                      138           51
      Other assets                                                   10            8
      Accounts payable                                               24         (134)
      Tenant security deposit liabilities                             1          (22)
      Accrued property taxes                                         25          (71)
      Other liabilities                                             (10)         (87)
       Net cash provided by (used in) operating activities          488          (66)

Cash flows from investing activities:

  Property improvements and replacements                           (345)         (95)
  Net withdrawals from restricted escrows                             7          258
  Proceeds from sale of investment property                          --        5,054
       Net cash (used in) provided by investing activities         (338)       5,217

Cash flows from financing activities:

  Payments on mortgage notes payable                                (53)         (59)
  Distributions to partners                                        (780)        (160)
  Repayment of notes payable                                         --       (3,627)
  Prepayment penalty                                                 --          (39)
       Net cash used in financing activities                       (833)      (3,885)

Net (decrease) increase in cash and cash equivalents               (683)       1,266

Cash and cash equivalents at beginning of period                  1,088        1,283

Cash and cash equivalents at end of period                       $ 405       $ 2,549

Supplemental disclosure of cash flow information:

Cash paid for interest                                           $ 298        $ 429

            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS X

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Disposition of Investment Property

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write off of unamortized loan costs. Revenues from Vista Hills Apartments included in the accompanying consolidated statements of operations were approximately $166,000 for the six months ended June 30, 1999.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates for the six months ended June 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in operating
     expenses)                                                $ 61       $ 73
   Reimbursement of services of affiliates
     (included in operating, general and administrative
     expenses and investment properties)                        88         38

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $61,000 and $73,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $88,000 and $38,000 for the six months ended June 30, 2000 and 1999, respectively. Included in the expenses for the six months ended June 30, 2000, is approximately $44,000, in reimbursements for construction oversight costs. No such costs were incurred for the six months ended June 30, 1999.

AIMCO and its affiliates currently own 9,236 limited partnership units in the Partnership representing 49.59% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 49.59% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Segment information for the three and six months ended June 30, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

     Three Months Ended June 30, 2000      Residential     Other       Totals
                                                      (in thousands)
Rental income                                 $  576        $  --       $ 576
Other income                                      63            6          69
Interest expense                                 169           --         169
Depreciation                                     117           --         117
General and administrative expense                --           40          40
Segment profit (loss)                             61          (34)         27

      Six Months Ended June 30, 2000       Residential     Other       Totals
                                                      (in thousands)
Rental income                                $ 1,145       $   --     $ 1,145
Other income                                      93           11         104
Interest expense                                 334           --         334
Depreciation                                     227           --         227
General and administrative expense                --           81          81
Segment profit (loss)                            129          (70)         59
Total assets                                   3,479          140       3,619
Capital expenditures for
  investment properties                          345           --         345


Three Months Ended June 30, 1999       Residential      Other      Totals
                                                  (in thousands)
Rental income                                $  502         $ --        $ 502
Other income                                     32            19          51
Interest expense                                182            --         182
Depreciation                                    130            --         130
General and administrative expense               --            58          58
Segment profit (loss)                           (62)          (39)       (101)

Six Months Ended June 30, 1999        Residential      Other      Totals
                                                  (in thousands)
Rental income                               $ 1,288        $   --     $ 1,288
Other income                                     62            29          91
Interest expense                                421            --         421
Depreciation                                    242            --         242
General and administrative expense               --           107         107
Gain on sale of investment property           2,673            --       2,673
Extraordinary loss on early
 extinguishment of debt                        (66)           --         (66)
Segment profit (loss)                         2,607           (78)      2,529
Total assets                                  3,905         1,977       5,882
Capital expenditures for
  investment properties                          95            --          95

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999
      Greentree Apartments                          99%        99%
        Mobile, Alabama

      Carriage Hills Apartments                     93%        93%
        East Lansing, Michigan

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2000 was approximately $27,000 and $59,000, respectively, as compared to a net loss of approximately $101,000 and net income of approximately $2,529,000 for the three and six months ended June 30, 1999, respectively. The decrease in net income for the six months ended June 30, 2000 is primarily attributable to the gain on sale of investment property recognized during 1999 from the sale of Vista Hill Apartments. The gain recognized in 1999 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Excluding the impact of the sale of Vista Hills Apartments and the property's operating results for 1999, net income for the three and six months ended June 30, 2000 was approximately $27,000 and $59,000, respectively. Net loss for the three months ended June 30, 1999 was approximately $24,000 and net income for the six months ended June 30, 1999 was approximately $30,000. The increase in net income for the six months ended June 30, 2000 is primarily attributable to an increase in total revenues which was partially offset by an increase in total expenses. Total revenues increased due to an increase in other income. Other income increased due to an increase in lease cancellation fees and miscellaneous income at Carriage Hills Apartments. Total expenses increased due to an increase in operating expense and depreciation expense, which was partially offset by decreases in interest and general and administrative expenses. Operating expense increased as a result of an increase in property and maintenance expenses. Property expense increased as a result of an increase in employee salaries and related benefits. The increase in maintenance expense is primarily attributable to an increase in contract personnel for painting and yards and grounds improvements. Depreciation expense increased due to an increase in property improvements and replacements at the Partnership's investment properties. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the properties.

General and administrative expenses decreased as a result of a decrease in legal costs incurred as a result of the settlement of outstanding litigation cases during 1999. Included in general and administrative expenses at both June 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in net income for the three months ended June 30, 2000 is primarily attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased as a result of an increase in other income as discussed above. Total expenses decreased as a result of decreases in interest, and general and administrative expenses as discussed above.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $405,000, compared to approximately $2,549,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $683,000 for the six months ended June 30, 2000, from the Partnership's calendar year end, is due to approximately $833,000 of cash used in financing activities and approximately $338,000 of cash used in investing activities, which was partially offset by approximately
$488,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

Greentree Apartments: For 2000 the Partnership has budgeted approximately $149,000 for capital improvements, consisting primarily of parking lot improvements, pool upgrades, appliances, major landscaping, roof replacements and floor covering replacement. The Partnership completed approximately $70,000 in capital expenditures at Greentree Apartments as of June 30, 2000, consisting primarily of major landscaping, floor covering replacement, and other interior building improvements. These improvements were funded primarily from operations.

Carriage Hills Apartments: For 2000 the Partnership had originally budgeted approximately $43,000 for capital improvements, consisting primarily of floor covering replacement, major landscaping, and other interior building improvements. During the second quarter, the budget was modified to include an additional $495,000 for structural building improvements that needed to be made. The Partnership completed approximately $275,000 in capital expenditures at Carriage Hills Apartments as of June 30, 2000, consisting primarily of structural building improvements, floor covering and lighting replacements. These improvements were funded from operations and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,700,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions of approximately $780,000 were paid to the partners during the six months ended June 30, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000, of which was paid to the limited partners, $34.52 per limited partnership unit) was paid from operations. There were no distributions paid to the limited partners during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners for the remainder of 2000 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of June 30, 2000, the Partnership has deposits of approximately $59,000 in the reserve account.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is attached as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 9, 2000