Form 10QSB
period 2000-09-30
ANGELES PARTNERS X
filed 2000-11-14
CIK 317900

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)
                                   (Unaudited)

                               September 30, 2000

Assets

   Cash and cash equivalents                                               $   407
   Receivables and deposits                                                     91
   Restricted escrows                                                           76
   Other assets                                                                246
   Investment properties:
      Land                                                 $    312
      Buildings and related personal property                 9,454
                                                              9,766

      Less accumulated depreciation                          (6,971)         2,795
                                                                           $ 3,615

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $   99
   Tenant security deposit liabilities                                          12
   Accrued property taxes                                                       41
   Other liabilities                                                           177
   Mortgage notes payable                                                    8,672

Partners' Deficit

   General partners                                        $   (245)
   Limited partners (18,625 units issued and
      outstanding)                                           (5,141)        (5,386)
                                                                           $ 3,615

            See Accompanying Notes to Consolidated Financial Statements


b)

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                           Three Months Ended      Nine months Ended
                                             September 30,           September 30,
                                            2000        1999        2000        1999
Revenues:
  Rental income                           $   566      $  574     $ 1,711     $ 1,862
  Other income                                 44          49         148         140
  Gain on sale of investment
    property                                   --          --          --       2,673
        Total revenues                        610         623       1,859       4,675

Expenses:
  Operating                                   266         245         717         817
  General and administrative                  103          50         184         157
  Depreciation                                110         112         337         354
  Interest                                    176         178         510         599
  Property taxes                               46          47         143         162
        Total expenses                        701         632       1,891       2,089

(Loss) income before

  extraordinary item                          (91)         (9)        (32)      2,586
Extraordinary loss on early
  extinguishment of debt                       --          --          --         (66)
Net (loss) income                         $   (91)     $   (9)    $   (32)    $ 2,520

Net (loss) income allocated to
  general partner                         $    (1)     $   --     $    --     $   184
Net (loss) income allocated to
  limited partners                            (90)         (9)        (32)      2,336
                                          $   (91)     $   (9)    $   (32)    $ 2,520
Net (loss) income per limited partnership
   unit:

   (Loss) income before extraordinary
    item                                  $ (4.83)     $ (.48)    $ (1.72)    $128.96
   Extraordinary item                          --          --          --       (3.54)
 Net (loss) income                        $ (4.83)     $ (.48)    $ (1.72)    $125.42

 Distribution per limited partnership
   unit                                   $    --      $ 77.10    $ 34.52     $ 77.10


            See Accompanying Notes to Consolidated Financial Statements

c)

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at

   December 31, 1999                   18,625         $ (238)     $(4,466)   $(4,704)

Distribution to partners                   --             (7)        (643)      (650)

Net loss for the nine months
   ended September 30, 2000                --             --          (32)       (32)

Partners' deficit
   at September 30, 2000               18,625         $ (245)     $(5,141)   $(5,386)


            See Accompanying Notes to Consolidated Financial Statements


d)

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000         1999
Cash flows from operating activities:

  Net (loss) income                                              $  (32)     $ 2,520
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     337          354
   Amortization of discounts and loan costs                          25           35
   Extraordinary loss on early extinguishment of debt                --           66
   Gain on sale of investment property                               --       (2,673)
   Change in accounts:
      Receivables and deposits                                      150           87
      Other assets                                                  (38)         (36)
      Accounts payable                                               78         (129)
      Tenant security deposit liabilities                             5          (24)
      Accrued property taxes                                         31          (60)
      Other liabilities                                              41          (77)
       Net cash provided by operating activities                    597           63

Cash flows from investing activities:

  Property improvements and replacements                           (429)        (154)
  Net withdrawals from restricted escrows                            14          288
  Proceeds from sale of investment property                          --        5,054
       Net cash (used in) provided by investing activities         (415)       5,188

Cash flows from financing activities:

  Payments on mortgage notes payable                                (83)         (86)
  Distributions to partners                                        (780)      (1,610)
  Repayment of mortgage notes payable                                --       (3,627)
  Prepayment penalty                                                 --          (39)
       Net cash used in financing activities                       (863)      (5,362)

Net decrease in cash and cash equivalents                          (681)        (111)

Cash and cash equivalents at beginning of period                  1,088        1,283

Cash and cash equivalents at end of period                       $  407      $ 1,172

Supplemental disclosure of cash flow information:

Cash paid for interest                                          $   462       $  595


            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS X

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Disposition of Investment Property

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write off of unamortized loan costs. Revenues from Vista Hills Apartments included in the accompanying consolidated statements of operations were approximately $166,000 for the nine months ended September 30, 1999.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates for the nine months ended September 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in operating
     expenses)                                                $ 92       $103
   Reimbursement of services of affiliates
     (included in operating, general and administrative
     expenses and investment properties)                       146         60
   Incentive distribution to General Partner                    --        155

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $92,000 and $103,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $146,000 and $60,000 for the nine months ended September 30, 2000 and 1999, respectively. Included in the expenses for the nine months ended September 30, 2000, is approximately $44,000, in reimbursements for construction oversight costs. No such costs were incurred for the nine months ended September 30, 1999.

In connection with the sale of the Vista Hills Apartments, the General Partners were entitled to and were paid an Incentive Distribution of approximately $155,000 during the nine months ended September 30, 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $154,000 to the General Partner related to the sale of Vista Hills Apartments in 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will return this amount to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,602 limited partnership units in the Partnership representing 51.55% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.55% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant.

When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Distributions

Cash distributions of approximately $780,000 were paid to the partners during the nine months ended September 30, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000, of which was paid to the limited partners, $34.52 per limited partnership unit) was paid from operations. A distribution of approximately $1,610,000 (approximately $1,436,000 to the limited partners or $77.10 per limited partnership unit) was paid from both sales proceeds from the sale of Vista Hills Apartments and operations of the Partnership during the nine months ended September 30, 1999. The distribution from surplus funds included approximately $155,000 which was paid to the General Partner as an incentive distribution upon the sale of the Vista Hills Apartments.

Note F - Segment Information

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

Segment information for the three and nine months ended September 30, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended September 30, 2000    Residential     Other       Totals
                                                      (in thousands)
Rental income                                 $  566        $  --       $ 566
Other income                                      43            1          44
Interest expense                                 176           --         176
Depreciation                                     110           --         110
General and administrative expense                --          103         103
Segment profit (loss)                             11         (102)        (91)

   Nine Months Ended September 30, 2000    Residential     Other       Totals
                                                      (in thousands)
Rental income                                $ 1,711       $   --     $ 1,711
Other income                                     136           12         148
Interest expense                                 510           --         510
Depreciation                                     337           --         337
General and administrative expense                --          184         184
Segment profit (loss)                            140         (172)        (32)
Total assets                                   3,520           95       3,615
Capital expenditures for
  investment properties                          429           --          429

   Three Months Ended September 30, 1999     Residential     Other       Totals
                                                       (in thousands)
 Rental income                                 $  574        $ --        $ 574
 Other income                                      39          10           49
 Interest expense                                 178          --          178
 Depreciation                                     112          --          112
 General and administrative expense                --          50           50
 Segment profit (loss)                             31         (40)          (9)

  Nine Months Ended September 30, 1999    Residential      Other       Totals
                                                      (in thousands)
Rental income                              $ 1,862        $   --      $1,862
Other income                                   101            39         140
Interest expense                               599            --         599
Depreciation                                   354            --         354
General and administrative expense              --           157         157
Gain on sale of investment property          2,673            --       2,673
Extraordinary loss on early
  extinguishment of debt                       (66)           --         (66)
Segment profit (loss)                        2,638          (118)      2,520
Total assets                                 3,925           496       4,421
Capital expenditures for
  investment properties                        154            --         154

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999
      Greentree Apartments                          98%        99%
        Mobile, Alabama

      Carriage Hills Apartments                     93%        94%
        East Lansing, Michigan

Results of Operations

The Registrant's net losses for the three and nine months ended September 30, 2000 were approximately $91,000 and $32,000, respectively, as compared to a net loss of approximately $9,000 and net income of approximately $2,520,000 for the three and nine months ended September 30, 1999, respectively. The decrease in net income for the nine months ended September 30, 2000 is primarily attributable to a decrease in total revenues resulting from the gain on sale of investment property recognized during 1999 from the sale of Vista Hill
Apartments. The gain recognized in 1999 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000, the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,673,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Excluding the impact of the sale of Vista Hills Apartments and the property's operating results for 1999, there was a net loss for the nine months ended September 30, 2000 of approximately $32,000 compared to net income of approximately $28,000 for the comparable period in 1999. For the three months ended September 30, 2000 there was a net loss of approximately $91,000 compared to a net loss of approximately $9,000 for the same period in 1999. The decrease in net income for the three and nine months ended September 30, 2000 is due to an increase in total expenses which was partially offset by an increase in total revenues.

Excluding the impact of the sale of Vista Hills, total expenses increased due to increases in operating, depreciation and general and administrative expenses, partially offset by a decrease in interest expense. Operating expenses increased due primarily to increased payroll expenses primarily at Carriage Hills Apartments and increased tax service expense at Greentree Apartments, partially offset by reduced maintenance expenses at both of the Partnership's properties. Depreciation expenses increased due to property improvements and replacements completed during the past twelve months. General and administrative expense increased due primarily to an increase in the costs of services provided by the General Partners and its affiliates, increased state tax expense and increased professional fees associated with managing the partnership. These increases were partially offset by reduced legal expenses as a result of the settlement of outstanding litigation cases during 1999. Included in general and administrative expenses at both September 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the properties.

Total revenues increased due primarily to increased other income. Rental income remained constant as decreases in occupancy at both of the Partnership's properties were offset by increases in average rental rates. Other income increased due to increased cable television and local telephone revenue at both of the Partnership's properties and increased lease cancellation fees primarily at Greentree Apartments. These increases were partially offset by reduced interest income due to lower cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $407,000, compared to approximately $1,172,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $681,000 for the nine months ended September 30, 2000, from the Partnership's calendar year end, is due to approximately $863,000 of cash used in financing activities and approximately $415,000 of cash used in investing activities, which was partially offset by approximately $597,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

Greentree Apartments: For 2000 the Partnership has budgeted approximately $149,000 for capital improvements, consisting primarily of parking lot improvements, pool upgrades, appliances, major landscaping, roof replacements and floor covering replacement. The Partnership completed approximately $121,000 in capital expenditures at Greentree Apartments as of September 30, 2000, consisting primarily of major landscaping, floor covering replacement, parking lot upgrades, and other interior building improvements. These improvements were funded primarily from operations.

Carriage Hills Apartments: For 2000 the Partnership had originally budgeted approximately $43,000 for capital improvements, consisting primarily of floor covering replacement, major landscaping, and other interior building improvements. During the second quarter, the budget was modified to include an additional $495,000 for structural building improvements that needed to be made. The Partnership completed approximately $308,000 in capital expenditures at Carriage Hills Apartments as of September 30, 2000, consisting primarily of structural building improvements, floor covering, lighting replacements, and appliances. These improvements were funded from operations and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,672,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions of approximately $780,000 were paid to the partners during the nine months ended September 30, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000, of which was paid to the limited partners, $34.52 per limited partnership unit) was paid from operations. A distribution of approximately $1,610,000 (approximately $1,436,000 to the limited partners or $77.10 per limited partnership unit) was paid from both sales proceeds from the sale of Vista Hills Apartments and operations of the Partnership during the nine months ended September 30, 1999. The distribution from surplus funds included approximately $155,000 which was paid to the General Partner as an incentive distribution upon the sale of the Vista Hills Apartments. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners for the remainder of 2000 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of September 30, 2000, the Partnership has deposits of approximately $71,000 in the reserve account.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is attached as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date: November 14, 2000