Form 10KSB
period 2000-12-31
ANGELES PARTNERS X
filed 2001-03-29
CIK 317900

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,492,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Family Partnership, Ltd., a California limited partnership, was the Non-Managing General Partner. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly-owned subsidiary of AIMCO. The General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to the calendar year 2000 six investment properties were either sold or foreclosed on. The Registrant continues to own and operate two of these properties (See "Item 2 Description of Properties").

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

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. Property management services are provided at the Partnership's properties by an affiliate of the General Partner.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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


                        Gross
                       Carrying   Accumulated    Useful                  Federal
Property                Value    Depreciation     Life      Method      Tax Basis
                           (in thousands)                            (in thousands)

Greentree
 Apartments           $ 4,722      $ 3,733      5-25 yrs     S/L        $   967

Carriage Hills
 Apartments             5,473        3,355      5-25 yrs     S/L          1,682
                      $10,195      $ 7,088                              $ 2,649

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                          Principal                                      Principal
                          Balance At                                      Balance
                         December 31,   Interest    Period   Maturity      Due At
       Property              2000         Rate    Amortized    Date     Maturity (2)
                        (in thousands)                                 (in thousands)

Greentree Apartments
  1st mortgage             $ 3,318       7.83%    28.67 yrs    10/03     $ 3,135
  2nd mortgage                 113       7.83%       (1)       10/03         113

Carriage Hills
  Apartments
  1st mortgage               5,235       7.39%      30 yrs     12/04       4,958
                             8,666
Less unamortized
   discounts                   (21)

  Total                    $ 8,645                                       $ 8,206

(1)   Interest only payments with a balloon payment at maturity.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for each property were as follows:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                      (per unit)
 Property                        2000           1999          2000         1999
 Greentree Apartments           $ 5,655       $ 5,585         98%           99%
 Carriage Hills Apartments       10,136         9,891         94%           95%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 2000, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were as follows:

                                    2000             2000
                                  Billing            Rate
                               (in thousands)

Greentree Apartments              $ 39               1.03%
Carriage Hills Apartments          132               2.82%

Capital Improvements:

Greentree Apartments: The Partnership completed approximately $181,000 in capital expenditures at Greentree Apartments as of December 31, 2000, consisting primarily of appliances, parking lot improvements, major landscaping, interior decoration and floor covering replacements. These improvements were funded primarily from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $48,950. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage Hills Apartments: The Partnership completed approximately $677,000 in capital expenditures at Carriage Hills Apartments as of December 31, 2000, consisting primarily of structural building improvements, countertop replacements, appliances and floor covering replacements. These improvements were funded primarily from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $39,325. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000. The Partnership currently has 999 holders of record owning an aggregate of 18,625 Units. Affiliates of the General Partner owned 9,718 units or approximately 52.18% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                   (in thousands)
       01/01/99 - 12/31/99            $1,740 (1)              $84.03

       01/01/00 - 12/31/00               650 (2)               34.52

(1)   Consists of  $1,610,000  of cash from surplus  funds from the 1999 sale of
      Vista Hills Apartments and cash from operations of $130,000 which was declared during December 1999 and paid during January 2000. The distribution from surplus funds includes $154,000 which was paid to the general partners as a commission on sale of the property. See "Item. 6" and "Item 7. Financial Statements - Note F" for further details.

(2)   Consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2000, the Partnership has deposits of approximately $69,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,718 limited partnership units in the Partnership representing 52.18% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.18% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership realized net income of approximately $29,000 for the year ended December 31, 2000, compared to net income of approximately $2,534,000 for the year ended December 31, 1999. The decrease in net income is primarily attributable to a decrease in total revenues resulting from the gain recognized during 1999 from the sale of Vista Hills Apartments. The gain recognized in 1999 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to repay the debt encumbering the property of approximately $3,627,000. The sale of the property resulted in a gain on sale of investment property of approximately $2,672,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Excluding the impact of the sale of Vista Hills Apartments and the property's operating results, income for 2000 increased compared to 1999 due to an increase in total revenues at the remaining properties, which was partially offset by a slight increase in total expenses. Total revenues increased due to an increase in rental income and other income. Rental income increased as a result of increases in average annual rental rates partially offset by slight decreases in occupancy at the Partnership's two remaining investment properties. Other income increased primarily due to increases in cable and telephone charges, which was partially offset by a decrease in interest income, as a result of a decrease in cash balances maintained in interest-bearing accounts.

Excluding the operations of Vista Hills for both 2000 and 1999, total expenses increased slightly due to increases in depreciation, operating, and general and administrative expenses. Depreciation expense increased due to an increase in depreciable assets resulting from property improvements and replacements completed during the past twelve months. Operating expenses increased slightly primarily due to increased payroll expenses primarily at Carriage Hills Apartments and increased tax service at Greentree Apartments, partially offset by reduced maintenance expenses at Greentree Apartments. General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and increased costs incurred to appeal a tax assessment in the state of Alabama on behalf of the limited partners, partially offset by reduced legal expenses as the result of the settlement of outstanding litigation cases during 1999. Also included in general and administrative expenses at both December 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. The increase in total expenses was partially offset by decreases in property tax expense and interest expense. The decrease in property tax expense is due to a decrease in 2000 in the assessed value at Carriage Hills Apartments. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the properties.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $158,000, compared to approximately $1,088,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $930,000 is due to approximately $892,000 of cash used in financing activities and approximately $857,000 of cash used in investing activities, which was partially offset by approximately $819,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners and to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Net cash used in investing activities consisted of property improvements and replacements, which was slightly offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $88,275. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,645,000, net of discounts, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions of approximately $780,000 were paid to the partners during the year ended December 31, 2000, $130,000 (approximately $129,000 to the limited partners or $6.93 per limited partnership unit) of which was related to a distribution from operations payable at December 31, 1999. The remaining $650,000 (approximately $643,000 to the limited partners, or $34.52 per limited partnership unit) was from operations for the year ended December 31, 2000.
During the year ended December 31, 1999, distributions of approximately $1,610,000 (approximately $1,436,000 to the limited partners, or $77.10 per limited partnership unit) were paid from the sales proceeds from the sale of Vista Hills Apartments (approximately $990,000 to the limited partners, or $53.15 per limited partnership unit) and operations (approximately $446,000 to the limited partners, or $23.95 per limited partnership unit) for the year ended December 31, 1999. The distribution from surplus funds included approximately $154,000 paid to the General Partner as an incentive distribution upon the sale of Vista Hills Apartments. The General Partner received a disposition fee for which it was entitled upon the sale of Vista Hills Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2000, the Partnership has deposits of approximately $69,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,718 limited partnership units in the Partnership representing 52.18% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.18% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 7.  Financial Statements


ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors









The Partners
Angeles Partners X


We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $   158
   Receivables and deposits                                                       86
   Restricted escrows                                                             89
   Other assets                                                                  195
   Investment properties (Notes D and G):
      Land                                                     $  312
      Buildings and related personal property                    9,883
                                                                10,195
      Less accumulated depreciation                             (7,088)        3,107
                                                                            $  3,635

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    159
   Tenant security deposit liabilities                                            15
   Accrued property taxes                                                         10
   Other liabilities                                                             131
   Mortgage notes payable (Note D)                                             8,645

Partners' Deficit
   General partner                                            $   (245)
   Limited partners (18,625 units issued and
      outstanding)                                              (5,080)      (5,325)

                                                                            $ 3,635

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)

                                                                   Year Ended
                                                                  December 31,
                                                         2000        1999
Revenues:
   Rental income                                        $ 2,314   $ 2,440
   Other income                                             178       180
   Gain on sale of investment property (Note C)              --     2,672
      Total revenues                                      2,492     5,292

Expenses:
   Operating                                                902     1,034
   General and administrative                               241       206
   Depreciation                                             454       460
   Interest                                                 687       802
   Property taxes                                           179       190
      Total expenses                                      2,463     2,692

Income before extraordinary item                             29     2,600

Extraordinary loss on early extinguishment
   of debt (Note C)                                          --       (66)
Net income                                              $    29   $ 2,534

Net income allocated to general partners                $    --   $   178

Net income allocated to limited partners                     29     2,356

                                                        $    29   $ 2,534
Net income per limited partnership unit:
  Income before extraordinary item                      $  1.56   $130.01

  Extraordinary item                                         --     (3.51)

                                                        $  1.56   $126.50

Distributions per limited partnership unit              $ 34.52   $ 84.03

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions             18,714       $ 1       $18,714   $ 18,715

Partners' deficit
   at December 31, 1998                    18,625     $ (241)     $(5,257)  $ (5,498)

Distributions to partners                      --        (175)     (1,565)    (1,740)

Net income for the year ended
   December 31, 1999                           --         178       2,356      2,534

Partners' deficit at
   December 31, 1999                      18,625         (238)     (4,466)    (4,704)

Distributions to partners                      --          (7)       (643)      (650)

Net income for the year
   ended December 31, 2000                     --          --          29          29

Partners' deficit
   at December 31, 2000                    18,625      $ (245)     $(5,080)  $ (5,325)

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                      $  29      $ 2,534
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     454          460
   Amortization of discounts and loan costs                          39           62
   Extraordinary loss on early extinguishment of debt                --           66
   Gain on sale of investment property                               --       (2,672)
   Change in accounts:
      Receivables and deposits                                      155           67
      Other assets                                                    1            2
      Accounts payable                                               55         (130)
      Tenant security deposit liabilities                             8          (24)
      Accrued property taxes                                         --         (102)
      Other liabilities                                              (5)         (95)

      Net cash provided by operating activities                     736          168

Cash flows from investing activities:
  Property improvements and replacements                           (775)        (294)
  Net withdrawals from restricted escrows                             1          272
  Proceeds from sale of investment property                          --        5,054

       Net cash (used in) provided by investing activities         (774)       5,032

Cash flows from financing activities:
  Payments on mortgage notes payable                               (112)        (119)
  Repayment of mortgage note payable                                 --       (3,627)
  Distributions to partners                                        (780)      (1,610)
  Debt extinguishment costs                                          --          (39)

       Net cash used in financing activities                       (892)      (5,395)

Net decrease in cash and cash equivalents                          (930)        (195)

Cash and cash equivalents at beginning of year                    1,088        1,283

Cash and cash equivalents at end year                            $  158       $1,088

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  628       $  794
Supplemental disclosure of non-cash activity:
  Distribution payable                                           $   --       $  130
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $   83       $  --

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partners' outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Family Partnership, Ltd., a California limited partnership, was the Non-Managing General Partner. On June 30, 2000, the Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly-owned subsidiary of AIMCO. The General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". See "Note B - Transfer of Control." The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. The Partnership commenced operations on May 12, 1981, and completed its acquisition of properties during 1982. The Partnership operates two apartment properties located in Alabama and Michigan.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Partnership and its 99% limited partnership interests in Cardinal Woods Apartments, Ltd. and Carriage AP X Ltd. The General Partner of the consolidated partnerships is Angeles Realty Corporation. Angeles Realty Corporation may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $140,000 at December 31, 2000 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

Restricted Escrows:

      Reserve Account: A general reserve account was established with the refinancing proceeds for Greentree Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2000, the Partnership has deposits of approximately $69,000 in the reserve account. Reserve accounts are also maintained for Carriage Hills Apartments. Reserve escrows for both properties totaled approximately $89,000 at December 31, 2000.

Loan Costs: Loan costs of approximately $302,000 less accumulated amortization of approximately $183,000, are included in other assets in the accompanying consolidated balance sheet. Loan costs are amortized on a straight-line basis over the life of the loans and the amortization is included in interest expense.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $52,000 and $66,000, for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired a 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Disposition of Investment Property

On March 1, 1999, Vista Hills Apartments, located in El Paso, Texas, was sold to an unaffiliated third party for $5,150,000. After closing expenses of approximately $96,000 the net proceeds received by the Partnership were approximately $5,054,000. The Partnership used most of the proceeds from the sale of the property to repay the debt encumbering the property of approximately $3,627,000. The sale of property resulted in a gain on sale of investment property of approximately $2,672,000 and a loss on early extinguishment of debt of approximately $66,000 consisting of a prepayment penalty and the write off of unamortized loan costs. Revenues from Vista Hills Apartments included in the accompanying consolidated statements of operations were $164,000 for the year ended December 31, 1999.

Note D - Mortgage Notes Payable


                            Principal       Monthly                            Principal
                            Balance At      Payment                             Balance
                           December 31,    Including   Interest   Maturity      Due At
Property                       2000        Interest      Rate       Date       Maturity
                                 (in thousands)                             (in thousands)

Greentree Apartments
  1st mortgage               $ 3,318          27         7.83%     10/03      $3,135
  2nd mortgage                   113           1         7.83%     10/03         113

Carriage Hills
  Apartments
  1st mortgage                 5,235          37         7.39%     12/04       4,958
                               8,666         $65
Less unamortized
  discounts at a rate
  of 8.13% (a)                   (21)

     Total                   $ 8,645                                          $8,206

(a) An interest rate buy-down was exercised for Greentree when the debt was refinanced. The fee for the interest rate reductions amounted to $73,700 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fees are reflected as a reduction of the note payable and increase the effective rate of the debt to 8.13%.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                                2001            $  126
                                2002               135
                                2003             3,375
                                2004             5,030
                                                $8,666

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

The following is a reconciliation of reported net income and Federal taxable income (in thousands):

                                          2000          1999

Net income as reported                  $    29       $ 2,534
Add (deduct):
     Depreciation differences               238           259
     Unearned income                          7           (56)
     Amortization                            --           (76)
     Gain on sale                            --         1,125
     Other                                  (28)           68
     Mortgage discount                       (8)           --

Federal taxable income                  $   238       $ 3,854

Federal taxable income per
     limited partnership unit           $ 15.39       $180.56

The  following  is  a   reconciliation   at  December  31,  2000,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities - as reported         $ (5,325)
 Land and buildings                      1,615
 Accumulated depreciation               (2,073)
 Syndication fees                        2,071
 Other                                     104
Net liabilities - Federal tax basis   $ (3,608)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                               2000      1999
                                                               (in thousands)

Property management fees (included in operating expenses)     $ 124     $ 134

Reimbursement for services of affiliates (included in
 operating, general and administrative expenses,
 and investment properties)                                     178        58
Partnership management fee (included in general and
 Administrative expense)                                          3         5

Incentive distribution to General Partner                        --       154

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $124,000 and $134,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $178,000 and $58,000 for the years ended December 31, 2000 and 1999, respectively. Included in these expenses for the years ended December 31, 2000 and 1999 are approximately $44,000 and $18,000, respectively, in reimbursements for construction oversight costs.

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

A management fee of approximately $3,000 and $5,000 was accrued to the General Partner for the years ended December 31, 2000 and 1999 relating to net cash from operations as defined in the Partnership Agreement.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,718 limited partnership units in the Partnership representing 52.18% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.18% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note G - Investment Properties and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
        Description           Encumbrances     Land       Property      Acquisition
                             (in thousands)                           (in thousands)

Greentree Apartments            $ 3,431     $   211       $ 3,345        $ 1,166
Carriage Hills Apartments         5,235         101         3,509          1,863
  Totals                        $ 8,666     $   312       $ 6,854        $ 3,029

                       Gross Amount At Which Carried
                         At December 31, 2000
                            (in thousands)

                            Buildings
                           And Related
                            Personal             Accumulated    Date of      Date   Depreciable
    Description      Land   Property     Total   Depreciation Construction Acquired Life-Years
                                                (in thousands)
Greentree Apartments $ 211   $ 4,511   $ 4,722     $ 3,733       8/74      12/31/81    5-25
Carriage Hill          101     5,372     5,473       3,355       6/72       7/30/82    5-25
  Apartments
  Totals             $ 312   $ 9,883   $10,195     $ 7,088

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $ 9,337          $15,232
    Dispositions of property                        --           (6,189)
    Property improvements                          858              294

Balance at end of year                         $10,195          $ 9,337

Accumulated Depreciation

Balance at beginning of year                   $ 6,634          $ 9,981
    Depreciation expense                           454              460
    Dispositions of property                        --           (3,807)

Balance at end of year                         $ 7,088          $ 6,634

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $11,810,000 and $10,952,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $9,161,000 and $8,944,000, respectively.

Note H - Distributions

Cash distributions of approximately $780,000 were paid to the partners during the year ended December 31, 2000, $130,000 (approximately $129,000 to the limited partners or $6.93 per limited partnership unit) of which was related to a distribution from operations payable at December 31, 1999. The remaining $650,000 (approximately $643,000 to the limited partners, or $34.52 per limited partnership unit) was from operations for the year ended December 31, 2000.
During the year ended December 31, 1999, distributions of approximately $1,610,000 (approximately $1,436,000 to the limited partners, or $77.10 per limited partnership unit) were paid from the sales proceeds from the sale of Vista Hills Apartments (approximately $990,000 to the limited partners, or $53.15 per limited partnership unit) and operations (approximately $446,000 to the limited partners, or $23.95 per limited partnership unit) for the year ended December 31, 1999. The distribution from surplus funds included approximately $154,000 paid to the General Partner as an incentive distribution upon the sale of Vista Hills Apartments. The General Partner received a disposition fee for which it was entitled upon the sale of Vista Hills Apartments.

Note I - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$36,000  and  non-audit  services  (principally  tax-related)  of  approximately
$19,000.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         135               .72%
(an affiliate of AIMCO)
Cooper River Properties, LLC                 3,784             20.32%
(an affiliate of AIMCO)
AIMCO Properties, LP                         5,799             31.14%
(an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties LP, are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                               2000      1999
                                                               (in thousands)

Property management fees                                      $ 124     $ 134

Reimbursement for services of affiliates                        178        58
Partnership management fee                                        3         5

Incentive distribution to General Partner                        --       154

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $124,000 and $134,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $178,000 and $58,000 for the years ended December 31, 2000 and 1999, respectively. Included in these expenses for the years ended December 31, 2000 and 1999 are approximately $44,000 and $18,000, respectively, in reimbursements for construction oversight costs.

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

A management fee of approximately $3,000 and $5,000 was accrued to the General Partner for the years ended December 31, 2000 and 1999 relating to net cash from operations as defined in the Partnership Agreement.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,718 limited partnership units in the Partnership representing 52.18% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.18% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

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

/s/Patrick J. Foye        Executive Vice President    Date:
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date:
Martha L. Long            and Controller

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

      10.14 Contract of Sale of real estate for Vista Hills Apartments dated March 1, 1999, between Angeles Partners X, a California limited partnership and Transcontinental Vista Hills, Inc. filed in Form 8-K dated March 1, 1999, which is incorporated herein by reference.

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