Form 10QSB
period 2001-03-31
ANGELES PARTNERS X
filed 2001-05-14
CIK 317900

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

                   For the quarterly period ended March 31, 2001


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
                                   (Unaudited)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                              $    189
   Receivables and deposits                                                     82
   Restricted escrows                                                          106
   Other assets                                                                238
   Investment properties:
      Land                                                     $   312
      Buildings and related personal property                   10,065
                                                                10,377
      Less accumulated depreciation                             (7,210)      3,167
                                                                          $  3,782

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $    197
   Tenant security deposit liabilities                                          14
   Accrued property taxes                                                       20
   Other liabilities                                                           230
   Mortgage notes payable                                                    8,616

Partners' Deficit
   General partner                                            $ (245)
   Limited partners (18,625 units issued and
      outstanding)                                             (5,050)      (5,295)
                                                                          $  3,782


            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                            2001        2000
Revenues:
   Rental income                                          $  590      $  569
   Other income                                               38          35
      Total revenues                                         628         604

Expenses:
   Operating                                                 211         209
   General and administrative                                 47          41
   Depreciation                                              122         110
   Interest                                                  174         165
   Property taxes                                             44          47
      Total expenses                                         598         572

Net income                                                $   30      $   32

Net income allocated to general partner (1%)              $   --      $   --

Net income allocated to limited partners (99%)                30          32

                                                          $   30      $   32
Net income per limited partnership unit                   $ 1.61      $ 1.72



            See Accompanying Notes to Consolidated Financial Statements

c)

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2000                   18,625        $ (245)     $(5,080)    $(5,325)

Net income for the three months
   ended March 31, 2001                    --             --          30          30

Partners' deficit
   at March 31, 2001                   18,625        $ (245)     $(5,050)    $(5,295)



            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $    30      $    32
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     122          110
   Amortization of discounts and loan costs                          11           11
  Change in accounts:
      Receivables and deposits                                        4          161
      Other assets                                                  (52)         (34)
      Accounts payable                                                4            5
      Tenant security deposit liabilities                            (1)           1
      Accrued property taxes                                         10           11
      Other liabilities                                              99          (15)

       Net cash provided by operating activities                    227          282

Cash flows from investing activities:
  Property improvements and replacements                           (148)        (114)
  Net (deposits to) receipts from restricted escrows                (17)          43

       Net cash used in investing activities                       (165)         (71)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (31)         (26)
  Distributions to partners                                          --         (130)

       Net cash used in financing activities                        (31)        (156)

Net increase in cash and cash equivalents                            31           55

Cash and cash equivalents at beginning of period                    158        1,088

Cash and cash equivalents at end of period                      $   189      $ 1,143

Supplemental disclosure of cash flow information:
Cash paid for interest                                          $   164      $   131
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
  payable                                                       $   117      $    --


At December 31, 2000 and March 31, 2001, approximately $83,000 and $117,000, respectively, of property improvements and replacements were included in accounts payable.



            See Accompanying Notes to Consolidated Financial Statements

e)
                               ANGELES PARTNERS X
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"), a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates for the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 31       $ 31
   Reimbursement for services of affiliates
     (included in general and administrative expenses
      and investment properties)                                33         63

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $31,000 for both of the three month periods ended March 31, 2001 and 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $63,000 for the three months ended March 31, 2001 and 2000, respectively. Included in these expenses for the three months ended March 31, 2000 is approximately $44,000 in reimbursements for construction oversight costs. No such costs were incurred for the three months ended March 31, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,751 limited partnership units in the Partnership representing 52.35% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.35% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Greentree Apartments                          96%        98%
        Mobile, Alabama
      Carriage Hills Apartments                     97%        94%
        East Lansing, Michigan

The General Partner attributes the increase in occupancy at Carriage Hills Apartments to increased marketing efforts and recent capital improvements made to enhance the overall appearance of the property.

Results of Operations

The Registrant's net income for the three months ended March 31, 2001 was approximately $30,000, as compared to approximately $32,000 for the three months ended March 31, 2000. The decrease in net income is due to an increase in total expenses, which was partially offset by an increase in total revenues. Total expenses increased primarily due to increases in depreciation and general and administrative expenses. Depreciation expense increased due to an increase in depreciable assets resulting from property improvements and replacements completed during the past twelve months. General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating and property tax expenses remained relatively constant for the comparable periods.

Total revenues increased due to an increase in rental income. The increase in rental income is primarily due to the increase in occupancy and the average rental rate at Carriage Hills Apartments, which was partially offset by a slight decrease in occupancy at Greentree Apartments. Other income remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $189,000, compared to approximately $1,143,000 at March 31, 2000. The increase in cash and cash equivalents of approximately $31,000 for the three months ended March 31, 2001, from the Partnership's calendar year end, is due to approximately $227,000 of cash provided by operating activities which was offset by approximately $165,000 of cash used in investing activities and approximately $31,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, and to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Greentree Apartments: For 2001 the Partnership has budgeted approximately $68,000 for capital improvements, consisting primarily of appliances, HVAC upgrades, interior building improvements, and floor covering replacement. The Partnership completed approximately $61,000 in capital expenditures at Greentree Apartments as of March 31, 2001, consisting primarily of interior building improvements and appliance and floor covering replacements. These improvements were funded primarily from operations.

Carriage Hills Apartments: For 2001 the Partnership has budgeted approximately $376,000 for capital improvements, consisting primarily of heating upgrades and floor covering and appliance replacements. The Partnership completed approximately $121,000 in capital expenditures at Carriage Hills Apartments as of March 31, 2001, consisting primarily of structural building improvements and floor covering replacement. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,616,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A distribution of approximately $130,000 was paid during the three months ended March 31, 2000, which was declared and accrued at December 31, 1999. There were no distributions to the limited partners during the three months ended March 31, 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of approximately $36,000 to $71,000. As of March 31, 2001, the Partnership has deposits of approximately $72,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,751 limited partnership units in the Partnership representing 52.35% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.35% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                 Date:  May 14, 2001