Form 10QSB
period 2001-06-30
ANGELES PARTNERS X
filed 2001-08-13
CIK 317900

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

                    For the quarterly period ended June 30, 2001


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
                                   (Unaudited)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                               $   228
   Receivables and deposits                                                     67
   Restricted escrows                                                           81
   Other assets                                                                184
   Investment properties:
      Land                                                 $    312
      Buildings and related personal property                 9,984
                                                             10,296
      Less accumulated depreciation                          (7,336)         2,960
                                                                           $ 3,520

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $   39
   Tenant security deposit liabilities                                          16
   Accrued property taxes                                                       30
   Other liabilities                                                           156
   Mortgage notes payable                                                    8,587

Partners' Deficit
   General partner                                         $   (245)
   Limited partners (18,625 units issued and
      outstanding)                                           (5,063)        (5,308)
                                                                           $ 3,520


            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                            2001        2000        2001        2000
Revenues:
  Rental income                            $  585       $ 576     $ 1,175     $ 1,145
  Other income                                 45          69          83         104
        Total revenues                        630         645       1,258       1,249

Expenses:
  Operating                                   235         242         446         451
  General and administrative                   65          40         112          81
  Depreciation                                126         117         248         227
  Interest                                    174         169         348         334
  Property taxes                               43          50          87          97
        Total expenses                        643         618       1,241       1,190

Net (loss) income                          $ (13)       $  27      $   17      $   59

Net income allocated to general
  partner (1%)                             $  --        $  --      $   --      $    1
Net (loss) income allocated to
  limited partners (99%)                     (13)          27          17          58
                                           $ (13)       $  27      $   17      $   59
 Net (loss) income per limited
   partnership unit                        $(.70)      $ 1.45      $  .91      $  3.11
 Distribution per limited partnership
   unit                                    $  --       $34.52      $   --      $ 34.52


            See Accompanying Notes to Consolidated Financial Statements

c)

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714         $    1      $18,714    $18,715

Partners' deficit at
   December 31, 2000                   18,625         $ (245)     $(5,080)   $(5,325)

Net income for the six months
   ended June 30, 2001                     --             --           17         17

Partners' deficit
   at June 30, 2001                    18,625         $ (245)     $(5,063)   $(5,308)

            See Accompanying Notes to Consolidated Financial Statements

d)

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001         2000
Cash flows from operating activities:
  Net income                                                      $  17        $  59
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     248          227
   Amortization of discounts and loan costs                          21           14
   Change in accounts:
      Receivables and deposits                                       19          138
      Other assets                                                   (7)          10
      Accounts payable                                              (37)          24
      Tenant security deposit liabilities                             1            1
      Accrued property taxes                                         20           25
      Other liabilities                                              25          (10)
       Net cash provided by operating activities                    307          488

Cash flows from investing activities:
  Property improvements and replacements                           (184)        (345)
  Net withdrawals from restricted escrows                             8            7
       Net cash used in investing activities                       (176)        (338)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (61)         (53)
  Distributions to partners                                          --         (780)
       Net cash used in financing activities                        (61)        (833)

Net increase (decrease) in cash and cash equivalents                 70         (683)

Cash and cash equivalents at beginning of period                    158        1,088

Cash and cash equivalents at end of period                       $  228       $  405

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $  327       $  298


At December 31, 2000, approximately $83,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS X
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is an affiliate of Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates for the six months ended June 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 65       $ 61
   Reimbursement for services of affiliates
     (included in general and administrative expenses
      and investment properties)                                65         88

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $65,000 and $61,000, respectively, for the six month periods ended June 30, 2001 and 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $65,000 and $88,000 for the six months ended June 30, 2001 and 2000, respectively. Included in these expenses for the six months ended June 30, 2000 is approximately $44,000 in reimbursements for construction oversight costs. No such costs were incurred for the six months ended June 30, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,811 limited partnership units in the Partnership representing 52.68% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.68% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

Cash distributions of approximately $780,000 were paid to the partners during the six months ended June 30, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000, of which was paid to the limited partners or $34.52 per limited partnership unit) was paid from operations. There were no distributions paid to the limited partners during the six months ended June 30, 2001. Subsequent to June 30, 2001, the General Partner declared and paid a distribution of approximately $156,000 (approximately $154,000 to the limited partners or $8.27 per limited partnership unit) from operations.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000
      Greentree Apartments                          96%        99%
        Mobile, Alabama
      Carriage Hills Apartments                     95%        93%
        East Lansing, Michigan

The General Partner attributes the decrease in occupancy at Greentree Apartments to increased competition in the Mobile area.

Results of Operations

The Registrant's net (loss) income for the three and six months ended June 30, 2001 was approximately ($13,000) and $17,000, respectively, as compared to approximately $27,000 and $59,000, respectively, for the three and six months ended June 30, 2000.

The decrease in net income for the three months ended June 30, 2001 is due to an increase in total expenses and a decrease in total revenues. The decrease in net income for the six months ended June 30, 2001 is due to an increase in total expenses, which were partially offset by an increase in total revenues. The increase in total expenses for both the three and six month periods ended June 30, 2001 is due primarily to increases in depreciation and general and administrative expenses, which were partially offset by a decrease in operating expenses. Depreciation expense increased due to an increase in depreciable assets resulting from property improvements and replacements completed during the past twelve months. The decrease in operating expenses is primarily due to a decrease in advertising expense at Carriage Hills Apartments and a decrease in maintenance expense at both of the Partnership's investment properties. Interest and property tax expenses remained relatively constant for the comparable periods.

General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and an increase in professional expenses necessary to manage the Partnership. Also included in general and administrative expenses at both June 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the six months ended June 30, 2001 is due to an increase in rental income, which was partially offset by a decrease in other income. Total revenues decreased for the three months ended June 30, 2001 due to a decrease in other income, which was partially offset by an increase in rental income. The increase in rental income for both periods is due primarily to an increase in occupancy and the average rental rate at Carriage Hills Apartments, which was partially offset by a decrease in occupancy at Greentree Apartments. The decrease in other income for both periods is due primarily to a decrease in interest income.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $228,000, compared to approximately $405,000 at June 30, 2000. The increase in cash and cash equivalents of approximately $70,000 for the six months ended June 30, 2001, from the Partnership's calendar year end, is due to approximately $307,000 of cash provided by operating activities, which was offset by approximately $176,000 of cash used in investing activities and approximately $61,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Greentree Apartments: For 2001 the Partnership has budgeted approximately $214,000 for capital improvements, consisting primarily of appliances, HVAC upgrades, interior and exterior building improvements, and floor covering replacement. The Partnership completed approximately $82,000 in capital expenditures at Greentree Apartments as of June 30, 2001, consisting primarily of appliances, interior building improvements, and floor covering replacement. These improvements were funded from operations and replacement reserves.

Carriage Hills Apartments: For 2001 the Partnership has budgeted approximately $376,000 for capital improvements, consisting primarily of structural building improvements, heating upgrades and floor covering and appliance replacements. The Partnership completed approximately $19,000 in capital expenditures at Carriage Hills Apartments as of June 30, 2001, consisting primarily of floor covering and appliance replacements. These improvements were funded from operations and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,587,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions of approximately $780,000 were paid to the partners during the six months ended June 30, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000, of which was paid to the limited partners or $34.52 per limited partnership unit) was paid from operations. There were no distributions paid to the limited partners during the six months ended June 30, 2001. Subsequent to June 30, 2001, the General Partner declared and paid a distribution of approximately $156,000 (approximately $154,000 to the limited partners or $8.27 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of approximately $36,000 to $71,000. As of June 30, 2001, the Partnership has deposits of approximately $71,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,811 limited partnership units in the Partnership representing 52.68% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.68% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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


                                    Date: August 13, 2001