Form 10QSB
period 2001-09-30
ANGELES PARTNERS X
filed 2001-11-06
CIK 317900

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

                 For the quarterly period ended September 30, 2001


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
                                   (Unaudited)

                               September 30, 2001



Assets
   Cash and cash equivalents                                               $   134
   Receivables and deposits                                                     25
   Restricted escrows                                                           60
   Other assets                                                                227
   Investment properties:
      Land                                                 $    312
      Buildings and related personal property                10,242
                                                             10,554
      Less accumulated depreciation                          (7,458)         3,096
                                                                           $ 3,542

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $  189
   Tenant security deposit liabilities                                          21
   Accrued property taxes                                                       40
   Other liabilities                                                           124
   Due to General Partner                                                       89
   Mortgage notes payable                                                    8,557

Partners' Deficit
   General partner                                         $   (247)
   Limited partners (18,625 units issued and
      outstanding)                                           (5,231)        (5,478)
                                                                           $ 3,542



          See Accompanying Notes to Consolidated Financial Statements


b)

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                           Three Months Ended      Nine months Ended
                                             September 30,           September 30,
                                            2001        2000        2001        2000
Revenues:
  Rental income                            $  584     $   566     $ 1,759      $ 1,711
  Other income                                 44          44         127          148
        Total revenues                        628         610       1,886        1,859

Expenses:
  Operating                                   248         266         694          717
  General and administrative                   51         103         163          184
  Depreciation                                122         110         370          337
  Interest                                    173         176         521          510
  Property taxes                               48          46         135          143
        Total expenses                        642         701       1,883        1,891

Net (loss) income                          $  (14)    $   (91)    $     3      $   (32)

Net income (loss) allocated to
  general partner (1%)                     $   --     $    (1)    $    --      $    --
Net (loss) income allocated to
  limited partners (99%)                      (14)        (90)          3          (32)
                                           $  (14)    $   (91)    $     3      $   (32)

 Net (loss) income per limited
   partnership unit                        $ (.75)    $ (4.83)    $   .16      $ (1.72)
 Distribution per limited partnership
   unit                                    $ 8.27     $    --     $  8.27      $ 34.52


            See Accompanying Notes to Consolidated Financial Statements

c)

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         18,714         $    1      $18,714    $18,715

Partners' deficit at
   December 31, 2000                   18,625         $ (245)     $(5,080)   $(5,325)

Distributions to partners                  --             (2)        (154)      (156)

Net income for the nine months
   ended September 30, 2001                --             --            3          3

Partners' deficit
   at September 30, 2001               18,625         $ (247)     $(5,231)   $(5,478)


            See Accompanying Notes to Consolidated Financial Statements

d)

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                               $   3        $ (32)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                     370          337
   Amortization of discounts and loan costs                          32           25
   Change in accounts:
      Receivables and deposits                                       61          150
      Other assets                                                  (59)         (38)
      Accounts payable                                               45           78
      Tenant security deposit liabilities                             6            5
      Accrued property taxes                                         30           31
      Due to General Partner                                          1           --
      Other liabilities                                              (7)          41
       Net cash provided by operating activities                    482          597

Cash flows from investing activities:
  Property improvements and replacements                           (374)        (429)
  Net withdrawals from restricted escrows                            29           14
       Net cash used in investing activities                       (345)        (415)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (93)         (83)
  Advances from General Partner                                      88           --
  Distributions to partners                                        (156)        (780)
       Net cash used in financing activities                       (161)        (863)

Net decrease in cash and cash equivalents                           (24)        (681)

Cash and cash equivalents at beginning of period                    158        1,088

Cash and cash equivalents at end of period                       $  134       $  407

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  489       $  462

At September 30, 2001 and December 31, 2000, approximately $68,000 and $83,000, respectively, of property improvements and replacements were included in accounts payable.


            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS X
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and its 99% limited partnership interests in Cardinal Woods Apartments, Ltd. and Carriage AP X Ltd. The general partner of these partnerships is Angeles Realty Corporation. Angeles Realty Corporation may be removed as the general partner of these partnerships by the Registrant; therefore, these partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates for the nine months ended September 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 94       $ 92
   Reimbursement for services of affiliates
     (included in general and administrative expenses
      and investment properties)                               163        146
   Due to General Partner                                       89         --

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $94,000 and $92,000, respectively, for the nine month periods ended September 30, 2001 and 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $163,000 and $146,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these charges for the nine months ended September 30, 2001 and 2000 is approximately $67,000 and $44,000, respectively, in reimbursements for construction oversight costs.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership funds to cover capital improvements at Greentree Apartments. At September 30, 2001, the amount of the outstanding loans and accrued interest was approximately $89,000 and is included in Due to General Partner. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the nine months ended September 30, 2001. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,831 limited partnership units in the Partnership representing 52.78% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.78% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership paid a distribution of approximately $156,000 (approximately $154,000 to the limited partners or $8.27 per limited partnership unit) from operations. Cash distributions of approximately $780,000 were paid to the partners during the nine months ended September 30, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000 of which was paid to the limited partners or $34.52 per limited partnership unit) was paid from operations.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000
      Greentree Apartments                          96%        98%
        Mobile, Alabama

      Carriage Hills Apartments                     95%        93%
        East Lansing, Michigan

Results of Operations

The Registrant's net loss for the three months ended September 30, 2001 was approximately $14,000, as compared to a net loss of approximately $91,000 for the three months ended September 30, 2000. The Registrant's net income for the nine months ended September 30, 2001 was approximately $3,000 as compared to a net loss of approximately $32,000 for the nine months ended September 30, 2000. The change in net income for the three and nine months ended September 30, 2001 is due to a decrease in total expenses and an increase in total revenues. The decrease in total expenses for the three and nine months ended September 30, 2001 is due primarily to decreases in operating expenses and general and administrative expenses, which was partially offset by an increase in depreciation expense. The decrease in operating expenses is primarily due to a decrease in advertising expense at both of the Partnership's investment properties and a decrease in tax service expense at Greentree Apartments. The decrease in operating expenses was partially offset by an increase in insurance expense as a result of an increase in the hazard insurance premium at Greentree Apartments. Depreciation expense increased due to an increase in depreciable assets resulting from property improvements and replacements completed during the past twelve months. Interest and property tax expense remained relatively constant for the comparable periods.

General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and a decrease in printing and mailing costs associated with communications with investors in the Partnership. These decreases were partially offset by an increase in professional expenses associated with the management of the Partnership. Also included in general and administrative expenses at both September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and nine months ended September 30, 2001 is due to an increase in rental income. The increase in rental income is due to an increase in occupancy and the average rental rate at Carriage Hills Apartments, which was partially offset by a decrease in occupancy at Greentree Apartments. The increase in total revenues for the nine months ended September 30, 2001 was partially offset by a decrease in other income. The decrease in other income for the nine months ended September 30, 2001 is due to a decrease in interest income. Other income remained relatively constant for the three months ended September 30, 2001.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $134,000, compared to approximately $407,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $24,000 for the nine months ended September 30, 2001, from the Partnership's calendar year end, is due to approximately $345,000 of cash used in investing activities and approximately $161,000 of cash used in financing activities, which was partially offset by approximately $482,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties, partially offset by advances from the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Greentree Apartments: For 2001 the Partnership has budgeted approximately $261,000 for capital improvements, consisting primarily of appliances, exterior painting, interior and exterior building improvements, and floor covering replacement. The Partnership completed approximately $208,000 in capital expenditures at Greentree Apartments as of September 30, 2001, consisting primarily of appliances, interior building improvements, exterior painting, and floor covering replacement. These improvements were funded from operations and replacement reserves.

Carriage Hills Apartments: For 2001 the Partnership has budgeted approximately $442,000 for capital improvements, consisting primarily of structural building improvements, heating upgrades and floor covering and appliance replacements. The Partnership completed approximately $83,000 in capital expenditures at Carriage Hills Apartments as of September 30, 2001, consisting primarily of floor covering and air conditioning unit replacements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,557,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership paid a distribution of approximately $156,000 (approximately $154,000 to the limited partners or $8.27 per limited partnership unit) from operations. Cash distributions of approximately $780,000 were paid to the partners during the nine months ended September 30, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000 of which was paid to the limited partners or $34.52 per limited partnership unit) was paid from operations. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of approximately $36,000 to $71,000. As of September 30, 2001, the Partnership has deposits of approximately $36,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,831 limited partnership units in the Partnership representing 52.78% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.78% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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


                                    Date: November 6, 2001