Form 10KSB
period 2001-12-31
ANGELES PARTNERS X
filed 2002-03-25
CIK 317900

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $2,508,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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


                        Gross
                       Carrying   Accumulated    Useful                  Federal
Property                Value    Depreciation     Life      Method      Tax Basis
                           (in thousands)                            (in thousands)

Greentree
 Apartments           $ 5,009      $ 3,930      5-25 yrs     S/L        $ 1,058

Carriage Hills
 Apartments             5,607        3,654      5-25 yrs     S/L          1,674
                      $10,616      $ 7,584                              $ 2,732

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                          Principal                                      Principal
                          Balance At                                      Balance
                         December 31,   Interest    Period   Maturity      Due At
       Property              2001         Rate    Amortized    Date     Maturity (2)
                        (in thousands)                                 (in thousands)

Greentree Apartments
  1st mortgage             $ 3,255       7.83%    28.67 yrs    10/03     $ 3,135
  2nd mortgage                 113       7.83%       (1)       10/03         113

Carriage Hills
  Apartments
  1st mortgage               5,172       7.39%      30 yrs     12/04       4,958
                            8,540
Less unamortized
   discounts                   (14)

  Total                    $ 8,526                                       $ 8,206

(1)   Interest only payments with a balloon payment at maturity.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2001 and 2000 for each property were as follows:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                      (per unit)
 Property                        2001           2000          2001         2000
 Greentree Apartments           $ 5,655       $ 5,655         95%           98%
 Carriage Hills Apartments       10,534        10,136         95%           94%

The General Partner attributes the decrease in occupancy at Greentree Apartments to increased competition in the Mobile area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 2001, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were as follows:

                                    2001             2001
                                  Billing            Rate
                               (in thousands)

Greentree Apartments              $ 49               1.27%
Carriage Hills Apartments          153               3.17%

Capital Improvements:

Greentree Apartments: The Partnership completed approximately $287,000 in capital expenditures at Greentree Apartments as of December 31, 2001, consisting primarily of appliances, interior building improvements, exterior painting, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $53,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage Hills Apartments: The Partnership completed approximately $134,000 in capital expenditures at Carriage Hills Apartments as of December 31, 2001, consisting primarily of structural improvements and floor covering and air conditioning unit replacements. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $42,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000. The Partnership currently has 987 holders of record owning an aggregate of 18,625 Units. Affiliates of the General Partner owned 9,911 units or approximately 53.21% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00            $  650 (1)              $34.52
       01/01/01 - 12/31/01               156 (1)                8.27

(1)   Consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2001, the Partnership has deposits of approximately $65,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,911 limited partnership units in the Partnership representing approximately 53.21% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 53.21% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations


The Partnership realized net income of approximately $43,000 for the year ended December 31, 2001, compared to net income of approximately $29,000 for the year ended December 31, 2000. The increase in net income is due to an increase in total revenues. Total revenues increased due to an increase in rental income, which was partially offset by a slight decrease in other income. Rental income increased primarily as a result of an increase in the average annual rental rate at Carriage Hills Apartments and a slight increase in occupancy at Carriage Hills Apartments, which was partially offset by a decrease in occupancy at Greentree Apartments. Other income decreased primarily due to a decrease in interest income, as a result of an overall decrease in partnership cash balances. The decrease in other income was partially offset by increases in laundry revenue and utility reimbursements.

Total expenses remained relatively constant as increases in operating, depreciation, and property tax expenses were offset by a decrease in general and administrative expenses. The increase in operating expenses is primarily due to an increase in insurance expense as a result of an increase in the hazard insurance premiums at both of the Partnership's investment properties, and to a lesser extent, an increase in utility expenses. The increase in operating expenses was partially offset by a decrease in advertising expense at Carriage Hills Apartments. Depreciation expense increased due to an increase in depreciable assets resulting from property improvements and replacements completed during the past twelve months. The increase in property tax expense is primarily due to an increase in the tax rate at both of the Partnership's investment properties and an increase in the assessed value at Carriage Hills Apartments. Interest expense remained relatively constant for the comparable periods. General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $84,000, compared to approximately $158,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $74,000 is due to approximately $519,000 of cash used in investing activities and approximately $145,000 of cash used in financing activities, which was partially offset by approximately $590,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties, partially offset by advances from the General Partner. Net cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,300. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,526,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2001, the Partnership paid a distribution of approximately $156,000 (approximately $154,000 to the limited partners or $8.27 per limited partnership unit) from operations. Cash distributions of approximately $780,000 were paid to the partners during the year ended December 31, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000 of which was paid to the limited partners or $34.52 per limited partnership unit) was paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2001, the Partnership has deposits of approximately $65,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,911 limited partnership units in the Partnership representing approximately 53.21% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 53.21% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.  Financial Statements


ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors









The Partners
Angeles Partners X


We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.





                                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                  $   84
   Receivables and deposits                                                       39
   Restricted escrows                                                            104
   Other assets                                                                  159
   Investment properties (Notes B and E):
      Land                                                     $   312
      Buildings and related personal property                   10,304
                                                                10,616
      Less accumulated depreciation                             (7,584)        3,032
                                                                             $ 3,418

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $    83
   Tenant security deposit liabilities                                            21
   Due to General Partner (Note D)                                               139
   Other liabilities                                                              87
   Mortgage notes payable (Note B)                                             8,526

Partners' Deficit
   General partners                                           $   (247)
   Limited partners (18,625 units issued and
      outstanding)                                              (5,191)       (5,438)

                                                                             $ 3,418

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended
                                                           December 31,
                                                         2001        2000
Revenues:
   Rental income                                        $ 2,338     $ 2,314
   Other income                                             170         178
      Total revenues                                      2,508       2,492

Expenses:
   Operating                                                922         902
   General and administrative                               164         241
   Depreciation                                             496         454
   Interest                                                 695         687
   Property taxes                                           188         179
      Total expenses                                      2,465       2,463

Net income                                              $    43     $    29

Net income allocated to general partners (1%)           $    --     $    --

Net income allocated to limited partners (99%)               43          29

                                                        $    43     $    29

Net income per limited partnership unit                 $  2.31     $  1.56

Distributions per limited partnership unit              $  8.27     $ 34.52

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General    Limited
                                          Units       Partners   Partners     Total

Original capital contributions             18,714       $ 1       $18,714   $ 18,715

Partners' deficit
   at December 31, 1999                    18,625     $ (238)     $(4,466)  $ (4,704)

Distributions to partners                      --          (7)       (643)      (650)

Net income for the year ended
   December 31, 2000                           --          --          29         29

Partners' deficit at
   December 31, 2000                       18,625        (245)     (5,080)    (5,325)

Distributions to partners                     --           (2)       (154)      (156)

Net income for the year
   ended December 31, 2001                    --           --          43          43

Partners' deficit
   at December 31, 2001                   18,625      $ (247)     $(5,191)  $ (5,438)

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $  43        $  29
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     496          454
   Amortization of discounts and loan costs                          43           39
   Change in accounts:
      Receivables and deposits                                       47          155
      Other assets                                                   --            1
      Accounts payable                                                7           55
      Tenant security deposit liabilities                             6            8
      Accrued property taxes                                        (10)          --
      Due to General Partner                                          2           --
      Other liabilities                                             (44)          (5)

      Net cash provided by operating activities                     590          736

Cash flows from investing activities:
  Property improvements and replacements                           (504)        (775)
  Net (deposits to) withdrawals from restricted escrows             (15)           1

       Net cash used in investing activities                       (519)        (774)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (126)        (112)
  Advances from General Partner                                     137           --
  Distributions to partners                                        (156)        (780)

       Net cash used in financing activities                       (145)        (892)

Net decrease in cash and cash equivalents                           (74)        (930)

Cash and cash equivalents at beginning of year                      158        1,088

Cash and cash equivalents at end year                            $   84       $  158

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  652       $  628
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $   --       $   83

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $78,000 at December 31, 2001 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Restricted Escrows:

    Reserve Account: A general reserve account was established with the refinancing proceeds for Greentree Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2001, the Partnership has deposits of approximately $65,000 in the reserve account. A replacement reserve account is also maintained for Carriage Hills Apartments. Reserve escrows for both properties totaled approximately $104,000 at December 31, 2001.

Loan Costs: Loan costs of approximately $302,000 less accumulated amortization of approximately $219,000, are included in other assets in the accompanying consolidated balance sheet. Loan costs are amortized on a straight-line basis over the life of the loans and the amortization is included in interest expense.

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $30,000 and $52,000, for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                            Principal       Monthly                            Principal
                            Balance At      Payment                             Balance
                           December 31,    Including   Interest   Maturity      Due At
Property                       2001        Interest      Rate       Date       Maturity
                                 (in thousands)                             (in thousands)

Greentree Apartments
  1st mortgage               $ 3,255          27         7.83%     10/03      $3,135
  2nd mortgage                   113           1         7.83%     10/03         113

Carriage Hills
  Apartments
  1st mortgage                 5,172          37         7.39%     12/04       4,958
                               8,540         $65
Less unamortized
  discounts at a rate
  of 8.13% (a)                   (14)

     Total                   $ 8,526                                          $8,206

(a) An interest rate buy-down was exercised for Greentree when the debt was refinanced. The fee for the interest rate reductions amounted to $73,700 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fees are reflected as a reduction of the note payable and increase the effective rate of the debt to 8.13%.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                                2002            $  135
                                2003             3,375
                                2004             5,030
                                                $8,540

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties and by a pledge of revenues from operations of the respective properties. Certain of the mortgage notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):

                                          2001          2000

Net income as reported                   $   43       $    29
Add (deduct):
     Depreciation differences               157           238
     Unearned income                         --             7
     Other                                   --           (28)
     Mortgage discount                      (45)           (8)

Federal taxable income                   $  155       $   238

Federal taxable income per
     limited partnership unit            $ 8.25       $ 15.39

The  following  is  a   reconciliation   at  December  31,  2001,   between  the
Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities - as reported         $ (5,438)
 Land and buildings                      1,616
 Accumulated depreciation               (1,916)
 Syndication fees                        2,071
 Other                                      62
Net liabilities - Federal tax basis   $ (3,605)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates during the years ended December 31, 2001 and 2000:

                                                               2001      2000
                                                               (in thousands)
Property management fees (included in operating expenses) $ 134 $ 124 Reimbursement for services of affiliates (included in general and administrative expenses and investment
 properties)                                                    193       178
Partnership management fee (included in general and
 administrative expense)                                         --         3
Due to General Partner                                          139        --

During the year ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $134,000 and $124,000, respectively, for the years ended December 31, 2001 and 2000.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $193,000 and $178,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $111,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. During the fourth quarter of 2001, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $46,000 due to a change in estimated costs.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership funds to cover capital improvements at Greentree Apartments. At December 31, 2001, the amount of the outstanding loans and accrued interest was approximately $139,000 and is included in Due to General Partner. Interest is charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2001. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

A management fee of approximately $3,000 was accrued to the General Partner for the year ended December 31, 2000 relating to net cash from operations as defined in the Partnership Agreement. No such management fee was accrued for the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,911 limited partnership units in the Partnership representing approximately 53.21% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 53.21% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Investment Properties and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
        Description           Encumbrances     Land       Property      Acquisition
                             (in thousands)                           (in thousands)

Greentree Apartments            $ 3,368     $   211       $ 3,345        $ 1,453
Carriage Hills Apartments         5,172         101         3,509          1,997
  Totals                        $ 8,540     $   312       $ 6,854        $ 3,450

                       Gross Amount At Which Carried
                         At December 31, 2001
                            (in thousands)


                            Buildings
                           And Related
                            Personal             Accumulated    Date of      Date   Depreciable
    Description      Land   Property     Total   Depreciation Construction Acquired Life-Years
                                                (in thousands)

Greentree Apartments $ 211   $ 4,798   $ 5,009     $ 3,930       8/74     12/31/81    5-25
Carriage Hill          101     5,506     5,607       3,654       6/72     7/30/82     5-25
  Apartments
  Totals             $ 312   $10,304   $10,616     $ 7,584

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $10,195          $ 9,337
    Property improvements                          421              858

Balance at end of year                         $10,616          $10,195

Accumulated Depreciation

Balance at beginning of year                   $ 7,088          $ 6,634
    Depreciation expense                           496              454

Balance at end of year                         $ 7,584          $ 7,088

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $12,232,000 and $11,810,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $9,500,000 and $9,161,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Partnership paid a distribution of approximately $156,000 (approximately $154,000 to the limited partners or $8.27 per limited partnership unit) from operations. Cash distributions of approximately $780,000 were paid to the partners during the year ended December 31, 2000, $130,000 of which was related to a payable at December 31, 1999. The remaining $650,000 (approximately $643,000 of which was paid to the limited partners or $34.52 per limited partnership unit) was paid from operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

         None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors.

The names and ages of, as well as the positions and offices held by, the executive officers and director of the General Partner, Angeles Realty Corporation, are set forth below. There are no family relationships between or among any officers and director.

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $40,000 and non-audit services (principally tax-related) of approximately $21,000.

Item 10. Executive Compensation

None of the officers and director of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         135               .72%
(an affiliate of AIMCO)
Cooper River Properties, LLC                 3,784             20.32%
(an affiliate of AIMCO)
AIMCO Properties, LP                         5,992             32.17%
(an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties LP, are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates during the years ended December 31, 2001 and 2000:

                                                               2001      2000
                                                               (in thousands)
Property management fees                                      $ 134     $ 124
Reimbursement for services of affiliates                        193       178
Partnership management fee                                       --         3
Due to General Partner                                          139        --

During the year ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $134,000 and $124,000, respectively, for the years ended December 31, 2001 and 2000.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $193,000 and $178,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $111,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. During the fourth quarter of 2001, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $46,000 due to a change in estimated costs.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership funds to cover capital improvements at Greentree Apartments. At December 31, 2001, the amount of the outstanding loans and accrued interest was approximately $139,000 and is included in Due to General Partner. Interest is charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2001. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

A management fee of approximately $3,000 was accrued to the General Partner for the year ended December 31, 2000 relating to net cash from operations as defined in the Partnership Agreement. No such management fee was accrued for the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,911 limited partnership units in the Partnership representing approximately 53.21% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 53.21% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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

                                 Date:  March 25, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 25, 2002
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date: March 25, 2002
Martha L. Long            and Controller

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