Form 10QSB
period 2002-03-31
ANGELES PARTNERS X
filed 2002-05-10
CIK 317900

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                              $    186
   Receivables and deposits                                                     33
   Restricted escrows                                                           69
   Other assets                                                                214
   Investment properties:
      Land                                                     $   312
      Buildings and related personal property                   10,329
                                                                10,641
      Less accumulated depreciation                             (7,714)      2,927
                                                                          $  3,429

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     46
   Tenant security deposit liabilities                                          25
   Accrued property taxes                                                       13
   Due to General Partner                                                      102
   Other liabilities                                                           182
   Mortgage notes payable                                                    8,494

Partners' Deficit
   General partners                                           $ (247)
   Limited partners (18,625 units issued and
      outstanding)                                             (5,186)      (5,433)
                                                                          $  3,429


            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)






                                                            Three Months Ended
                                                                March 31,
                                                            2002        2001
Revenues:
   Rental income                                          $  589      $  590
   Other income                                               55          38
      Total revenues                                         644         628

Expenses:
   Operating                                                 235         211
   General and administrative                                 49          47
   Depreciation                                              130         122
   Interest                                                  172         174
   Property taxes                                             53          44
      Total expenses                                         639         598

Net income                                                $    5      $   30

Net income allocated to general partners (1%)             $   --      $   --

Net income allocated to limited partners (99%)                 5          30

                                                          $    5      $   30

Net income per limited partnership unit                   $  .27      $ 1.61


            See Accompanying Notes to Consolidated Financial Statements

c)

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)






                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2001                   18,625        $ (247)     $(5,191)    $(5,438)

Net income for the three months
   ended March 31, 2002                    --             --           5           5

Partners' deficit
   at March 31, 2002                   18,625        $ (247)     $(5,186)    $(5,433)


            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                    $     5      $    30
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     130          122
   Amortization of discounts and loan costs                          10           11
  Change in accounts:
      Receivables and deposits                                        6            4
      Other assets                                                  (64)         (52)
      Accounts payable                                              (37)           4
      Tenant security deposit liabilities                             4           (1)
      Accrued property taxes                                         13           10
      Due to General Partner                                         (1)          --
      Other liabilities                                              95           99

       Net cash provided by operating activities                    161          227

Cash flows from investing activities:
  Property improvements and replacements                            (25)        (148)
  Net withdrawals from (deposits to) restricted escrows              35          (17)

       Net cash provided by (used in) investing activities           10         (165)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (33)         (31)
  Payments on advances from General Partner                         (36)          --

       Net cash used in financing activities                        (69)         (31)

Net increase in cash and cash equivalents                           102           31

Cash and cash equivalents at beginning of period                     84          158

Cash and cash equivalents at end of period                      $   186      $   189

Supplemental disclosure of cash flow information:
Cash paid for interest                                          $   164      $   164

Supplemental disclosure of non-cash activity:

At March 31, 2001 and December 31, 2000, approximately $117,000 and $83,000, respectively, of property improvements and replacements were included in accounts payable.


            See Accompanying Notes to Consolidated Financial Statements

e)
                               ANGELES PARTNERS X
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"), a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $32,000 and $31,000 for the three month periods ended March 31, 2002 and 2001, respectively. These amounts are included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $35,000 and $33,000 for the three months ended March 31, 2002 and 2001, respectively. These amounts are included in general and administrative expenses and investment properties.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership funds to cover capital improvements at Greentree Apartments. At March 31, 2002, the amount of the outstanding loans and accrued interest was approximately $102,000 and is included in Due to General Partner. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the three months ended March 31, 2002. During the three months ended March 31, 2002, the Partnership made principal payments of approximately $36,000 and interest payments of approximately $2,000 to the General Partner. There were no loans from the General Partner or associated interest expense during the three months ended March 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $30,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Greentree Apartments                          95%        96%
        Mobile, Alabama
      Carriage Hills Apartments                     93%        97%
        East Lansing, Michigan

The General Partner attributes the decrease in occupancy at Carriage Hills Apartments to a decline in overall market conditions and lower home mortgage interest rates in the East Lansing area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $5,000, as compared to net income of approximately $30,000 for the three months ended March 31, 2001. The decrease in net income is due to an increase in total expenses, which was partially offset by an increase in total revenues. Total expenses increased primarily due to increases in operating, depreciation and property tax expenses. Operating expenses increased primarily due to an increase in maintenance expense at both of the Partnership's investment properties and an increase in appraisal fees at Greentree Apartments. Depreciation expense increased due to an increase in depreciable assets resulting from property improvements and replacements completed during the past twelve months. Property tax expense increased primarily due to an increase in the tax rate at both of the Partnership's investment properties and an increase in the assessed value at Carriage Hills Apartments. Interest expense and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased due to an increase in other income. The increase in other income is primarily due to increases in laundry income at Greentree Apartments and utility reimbursements and lease cancellation fees at Carriage Hills Apartments. Rental income remained relatively constant for the comparable periods as the decreases in occupancy were offset by an increase in average rental rates at both properties.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $186,000, compared to approximately $189,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $102,000 for the three months ended March 31, 2002, from the Partnership's calendar year end, is due to approximately $161,000 of cash provided by operating activities and approximately $10,000 of cash provided by investing activities, which was partially offset by approximately $69,000 of cash used in financing activities. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments on advances from the General Partner and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Greentree Apartments: For 2002 the Partnership has budgeted approximately $65,000 for capital improvements, consisting primarily of floor covering and air conditioning unit replacement. The Partnership completed approximately $16,000 in capital expenditures at Greentree Apartments as of March 31, 2002, consisting primarily of interior building improvements and appliance replacements. These improvements were funded primarily from operations and replacement reserves.

Carriage Hills Apartments: For 2002 the Partnership has budgeted approximately $284,000 for capital improvements, consisting primarily of window replacement, roofing upgrades, and floor covering replacement. The Partnership completed approximately $9,000 in capital expenditures at Carriage Hills Apartments as of March 31, 2002, consisting primarily of structural building improvements and air conditioning unit replacements. These improvements were funded from operations and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,494,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions to the limited partners during the three months ended March 31, 2002 and 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of March 31, 2002, the Partnership has deposits of approximately $48,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,926 limited partnership units in the Partnership representing 53.29% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.29% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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

                                 Date:   May 10, 2002