Form 10QSB
period 2002-06-30
ANGELES PARTNERS X
filed 2002-08-14
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                               $   140
   Receivables and deposits                                                     36
   Restricted escrows                                                           89
   Other assets                                                                155
   Investment properties:
      Land                                                 $    312
      Buildings and related personal property                10,348
                                                             10,660
      Less accumulated depreciation                          (7,846)         2,814
                                                                           $ 3,234

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $   10
   Tenant security deposit liabilities                                          31
   Accrued property taxes                                                       25
   Other liabilities                                                           160
   Mortgage notes payable                                                    8,462

Partners' Deficit
   General partners                                        $   (247)
   Limited partners (18,625 units issued and
      outstanding)                                           (5,207)        (5,454)
                                                                           $ 3,234
            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                            2002        2001        2002        2001
Revenues:
  Rental income                            $ 567       $ 585      $ 1,156     $ 1,175
  Other income                                 48          45         103          83
        Total revenues                        615         630       1,259       1,258

Expenses:
  Operating                                   218         235         453         446
  General and administrative                   61          65         110         112
  Depreciation                                132         126         262         248
  Interest                                    174         174         346         348
  Property taxes                               51          43         104          87
        Total expenses                        636         643       1,275       1,241

Net (loss) income                          $ (21)      $ (13)      $ (16)       $ 17

Net income allocated to general
  partners (1%)                             $ --        $ --        $ --        $ --
Net (loss) income allocated to
  limited partners (99%)                      (21)        (13)        (16)         17
                                           $ (21)      $ (13)      $ (16)       $ 17
 Net (loss) income per limited
   partnership unit                       $ (1.13)     $ (.70)     $ (.86)     $ .91

            See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2001                   18,625         $ (247)     $(5,191)   $(5,438)

Net loss for the six months
   ended June 30, 2002                     --             --          (16)       (16)

Partners' deficit
   at June 30, 2002                    18,625         $ (247)     $(5,207)   $(5,454)

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net (loss) income                                              $ (16)       $ 17
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     262          248
   Amortization of discounts and loan costs                          20           21
   Change in accounts:
      Receivables and deposits                                        3           19
      Other assets                                                  (14)          (7)
      Accounts payable                                              (73)         (37)
      Tenant security deposit liabilities                            10            1
      Accrued property taxes                                         25           20
      Due to General Partner                                         (2)          --
      Other liabilities                                              73           25
       Net cash provided by operating activities                    288          307

Cash flows from investing activities:
  Property improvements and replacements                            (44)        (184)
  Net withdrawals from restricted escrows                            15            8
       Net cash used in investing activities                        (29)        (176)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (66)         (61)
  Payments on advances from General Partner                        (137)          --
       Net cash used in financing activities                       (203)         (61)

Net increase in cash and cash equivalents                            56           70

Cash and cash equivalents at beginning of period                     84          158

Cash and cash equivalents at end of period                       $ 140        $ 228

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $ 326        $ 327


At December 31, 2000, approximately $83,000 of property improvements and replacements were included in accounts payable.

              See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $62,000 and $65,000 for the six months ended June 30, 2002 and 2001, respectively. These amounts are included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $67,000 and $65,000 for the six months ended June 30, 2002 and 2001, respectively. These amounts are included in general and administrative expenses and investment properties.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds during the third and fourth quarters of 2001, to cover capital improvements at Greentree Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the six months ended June 30, 2002. During the six months ended June 30, 2002, the Partnership repaid this loan. The Partnership made principal payments of approximately $137,000 and interest payments of approximately $4,000 to the General Partner during the six months ended June 30, 2002. There were no loans from the General Partner or associated interest expense during the six months ended June 30, 2001.

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The Partnership accrued a fee of approximately $7,000 to the General Partner for the six months ended June 30, 2002, which is included in other liabilities and general and administrative expense. No such management fee was accrued or earned for the six months ended June 30, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $30,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Greentree Apartments                          96%        96%
        Mobile, Alabama
      Carriage Hills Apartments                     94%        95%
        East Lansing, Michigan

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2002 was approximately $21,000 and $16,000, respectively, as compared to a net loss of approximately $13,000 and net income of approximately $17,000 for the three and six months ended June 30, 2001, respectively. The increase in net loss for the three months ended June 30, 2002 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in net income for the six months ended June 30, 2002 is due to an increase in total expenses, while total revenues remained relatively constant for the comparable periods.

Total revenues decreased for the three months ended June 30, 2002 due to a decrease in rental income, partially offset by an increase in other income. Total revenues remained relatively constant for the six months ended June 30, 2002, as a decrease in rental income was offset by an increase in other income. Other income increased primarily due to increases in laundry income at Greentree Apartments and utility reimbursements at Carriage Hills Apartments. Rental income decreased for the comparable periods, primarily due to the slight decrease in occupancy at Carriage Hills Apartments and an increase in bad debt expense, partially offset by an increase in the average rental rate at both of the Partnership's investment properties.

The decrease in total expenses for the three months ended June 30, 2002 is due to a decrease in operating expenses, partially offset by increases in depreciation and property tax expenses. The decrease in operating expenses is primarily due to decreases in utility and maintenance expenses at both properties. The increase in total expenses for the six months ended June 30, 2002 is due to increases in operating, depreciation, and property tax expenses. Operating expenses increased for the six months ended June 30, 2002 primarily due to an increase in maintenance expense at both of the Partnership's investment properties and an increase in insurance expense at Greentree Apartments. Depreciation expense increased for both the three and six months ended June 30, 2002 due to an increase in depreciable assets resulting from property improvements and replacements placed into service during the past twelve months. Property tax expense increased for both the three and six months ended June 30, 2002 primarily due to an increase in the tax rate at both of the Partnership's investment properties and an increase in the assessed value at Carriage Hills Apartments. Interest and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both June 30, 2002 and 2001 are management
reimbursements   to  the  General  Partner  as  allowed  under  the  Partnership
Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $140,000, compared to approximately $228,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $56,000 for the six months ended June 30, 2002, from the Partnership's calendar year end, is due to approximately $288,000 of cash provided by operating activities, partially offset by approximately $203,000 of cash used in financing activities and approximately $29,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments on advances from the General Partner and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Greentree Apartments: For 2002 the Partnership has budgeted approximately $61,000 for capital improvements, consisting primarily of floor covering and air conditioning unit replacements. The Partnership completed approximately $18,000 in capital expenditures at Greentree Apartments as of June 30, 2002, consisting primarily of appliance and floor covering replacements and furniture and fixtures. These improvements were funded primarily from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Carriage Hills Apartments: For 2002 the Partnership has budgeted approximately $288,000 for capital improvements, consisting primarily of window replacement, roofing upgrades, and floor covering replacement. The Partnership completed approximately $26,000 in capital expenditures at Carriage Hills Apartments as of June 30, 2002, consisting primarily of floor covering replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,462,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions to the limited partners during the six months ended June 30, 2002 and 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of June 30, 2002, the Partnership has deposits of approximately $71,000 in the reserve account.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,938 limited partnership units (the "Units") in the Partnership representing 58.73% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $111.00 per unit expired. Pursuant to this offer, AIMCO acquired 1,012 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.73% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant.
Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

               Exhibit  3.1,  Amended   Certificate  and  Agreement  of  Limited
                    Partnership dated June 24, 1980, filed in Form 10-K dated October 31, 1982, and is incorporated herein by reference.

               Exhibit 99,  Certification  of Chief Executive  Officer and Chief
                    Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    ANGELES PARTNERS X


                                    By:   Angeles Realty Corporation
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.