Form 10QSB
period 2002-09-30
ANGELES PARTNERS X
filed 2002-11-14
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                               $   121
   Receivables and deposits                                                     41
   Restricted escrows                                                          103
   Other assets                                                                189
   Investment properties:
      Land                                                 $    312
      Buildings and related personal property                10,605
                                                             10,917
      Less accumulated depreciation                          (7,965)         2,952
                                                                           $ 3,406

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $  209
   Tenant security deposit liabilities                                          33
   Accrued property taxes                                                       38
   Other liabilities                                                           156
   Mortgage notes payable                                                    8,431

Partners' Deficit
   General partners                                        $   (247)
   Limited partners (18,625 units issued and
      outstanding)                                           (5,214)        (5,461)
                                                                           $ 3,406

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)





                                           Three Months Ended      Nine months Ended
                                             September 30,           September 30,
                                            2002        2001        2002        2001
Revenues:
  Rental income                            $ 556       $ 584      $ 1,712     $ 1,759
  Other income                                 72          44         175         127
        Total revenues                        628         628       1,887       1,886

Expenses:
  Operating                                   243         248         696         694
  General and administrative                   51          51         161         163
  Depreciation                                119         122         381         370
  Interest                                    172         173         518         521
  Property taxes                               50          48         154         135
        Total expenses                        635         642       1,910       1,883

Net (loss) income                           $ (7)      $ (14)      $ (23)       $ 3

Net (loss) income allocated to
  general partners (1%)                     $ --        $ --        $ --        $ --
Net (loss) income allocated to
  limited partners (99%)                       (7)        (14)        (23)          3
                                            $ (7)      $ (14)      $ (23)       $ 3
 Net (loss) income per limited
   partnership unit                        $ (.38)     $ (.75)    $ (1.23)     $ .16
Distribution per limited
  partnership unit                          $ --       $ 8.27       $ --       $ 8.27

            See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2001                   18,625         $ (247)     $(5,191)   $(5,438)

Net loss for the nine months
   ended September 30, 2002                --             --          (23)       (23)

Partners' deficit
   at September 30, 2002               18,625         $ (247)     $(5,214)   $(5,461)


            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net (loss) income                                              $ (23)        $ 3
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     381          370
   Amortization of discounts and loan costs                          32           32
   Bad debt expense                                                  49           14
   Change in accounts:
      Receivables and deposits                                      (51)          47
      Other assets                                                  (57)         (59)
      Accounts payable                                              (48)          45
      Tenant security deposit liabilities                            12            6
      Accrued property taxes                                         38           30
      Due to General Partner                                         (2)           1
      Other liabilities                                              69           (7)
       Net cash provided by operating activities                    400          482

Cash flows from investing activities:
  Property improvements and replacements                           (127)        (374)
  Net withdrawals from restricted escrows                             1           29
       Net cash used in investing activities                       (126)        (345)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (100)         (93)
  Advances from General Partner                                      --           88
  Payments on advances from General Partner                        (137)          --
  Distributions to partners                                          --         (156)
       Net cash used in financing activities                       (237)        (161)

Net increase (decrease) in cash and cash equivalents                 37          (24)

Cash and cash equivalents at beginning of period                     84          158

Cash and cash equivalents at end of period                       $ 121        $ 134

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $ 487        $ 489

At September 30, 2002 and December 31, 2000, approximately $174,000 and $83,000, respectively, of property improvements and replacements were included in accounts payable.

              See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $97,000 and $94,000 for the nine months ended September 30, 2002 and 2001, respectively. These amounts are included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $128,000 and $163,000 for the nine months ended September 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $32,000 and $67,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds during the third and fourth quarters of 2001, to cover capital improvements at Greentree Apartments. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 and $1,000 for the nine months ended September 30, 2002, and 2001, respectively. During the nine months ended September 30, 2002, the Partnership repaid this loan. The Partnership made principal payments of approximately $137,000 and interest payments of approximately $4,000 to the General Partner during the nine months ended September 30, 2002. Subsequent to September 30, 2002, the General Partner loaned the Partnership approximately $147,000 to cover capital improvements at Carriage Hills Apartments.

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The Partnership accrued a fee of approximately $8,000 to the General Partner for the nine months ended September 30, 2002, which is included in other liabilities and general and administrative expense. No such management fee was accrued or earned for the nine months ended September 30, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $30,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On
October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Greentree Apartments                          95%        96%
        Mobile, Alabama
      Carriage Hills Apartments                     92%        95%
        East Lansing, Michigan

The General Partner attributes the decrease in occupancy at Carriage Hills Apartments to increased market competition in the East Lansing area.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2002 was approximately $7,000 and $23,000, respectively, as compared to a net loss of approximately $14,000 and net income of approximately $3,000 for the three and nine months ended September 30, 2001, respectively. The decrease in net loss for the three months ended September 30, 2002 is due to a slight decrease in total expenses. The decrease in net income for the nine months ended September 30, 2002 is due to an increase in total expenses. Total revenues remained relatively constant for both the three and nine months ended September 30, 2002.

The decrease in total expenses for the three months ended September 30, 2002 is due to a slight decrease in operating expenses. The decrease in operating expenses for the three months ended September 30, 2002 is primarily due to decreases in payroll related expenses and maintenance expense at both of the Partnership's investment properties. Operating expenses remained relatively constant for the nine months ended September 30, 2002. Total expenses increased for the nine months ended September 30, 2002 due to increases in both depreciation and property tax expense. Depreciation expense increased for the nine months ended September 30, 2002 due to an increase in depreciable assets resulting from property improvements and replacements completed during the past twelve months. Property tax expense increased for the nine months ended September 30, 2002 primarily due to an increase in the tax rate at both of the Partnership's investment properties and an increase in the assessed value at Carriage Hills Apartments. Depreciation and property tax expenses remained relatively constant for the three months ended September 30, 2002. General and administrative and interest expenses remained relatively constant for both the three and nine months ended September 30, 2002. Included in general and administrative expenses at both September 30, 2002 and 2001 are management
reimbursements   to  the  General  Partner  as  allowed  under  the  Partnership
Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues remained relatively constant for both the three and nine months ended September 30, 2002, as a decrease in rental income was offset by an increase in other income. Other income increased primarily due to increases in laundry income at both properties, utility reimbursements at Carriage Hills Apartments, and lease cancellation fees at Greentree Apartments. The decrease in rental income is primarily due to the decrease in occupancy at both properties and an increase in bad debt expense at Greentree Apartments, partially offset by an increase in the average rental rate at both properties.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $121,000, compared to approximately $134,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $37,000 for the nine months ended September 30, 2002, from the Partnership's calendar year end, is due to approximately $400,000 of cash provided by operating activities, partially offset by approximately $237,000 of cash used in financing activities and approximately $126,000 of cash used in investing activities. Cash used in investing activities consisted primarily of property improvements and replacements. Cash used in financing activities consisted of payments on advances from the General Partner and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Greentree Apartments: For 2002 the Partnership has budgeted approximately $65,000 for capital improvements, consisting primarily of floor covering and air conditioning unit replacements. The Partnership completed approximately $30,000 in capital expenditures at Greentree Apartments as of September 30, 2002,
consisting primarily of floor covering replacement. These improvements were funded primarily from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and availability of replacement reserves.

Carriage Hills Apartments: For 2002 the Partnership has budgeted approximately $324,000 for capital improvements, consisting primarily of window replacement, roofing upgrades, signage, and floor covering replacement. The Partnership completed approximately $271,000 in capital expenditures at Carriage Hills Apartments as of September 30, 2002, consisting primarily of window replacement, signage, air conditioning and water heater upgrades, and floor covering replacement. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and availability of replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,431,000, net of discount, matures October 2003 and December 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in the thousands, except per unit data):


                      Nine Months                      Nine Months
                         Ended         Per Limited        Ended         Per Limited
                     September 30,     Partnership    September 30,     Partnership
                          2002            Unit             2001             Unit

Operations              $   --           $   --            $156            $ 8.27

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of September 30, 2002, the Partnership has deposits of approximately $71,000 in the reserve account.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,954 limited partnership units (the "Units") in the Partnership representing 58.81% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.81% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    ANGELES PARTNERS X


                                    By:   Angeles Realty Corporation
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners X;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                -----------------------
                                Patrick J. Foye
                                Executive   Vice  President  of  Angeles  Realty
                                Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners X;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  Novemebr 13, 2002

                                    -----------------------
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.