Form 10QSB/A
period 2002-09-30
ANGELES PARTNERS X
filed 2003-01-09
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

The issuer recently discovered that it had inadvertently omitted conformed signatures on certain certifications included in its 10-QSB filing made November 14, 2002. Original signatures were complete and on file with the issuer at the time the 10-QSB filing was made in November; however, due to a clerical error, conformed signatures were not included in the electronic filing. This amendment is being filed solely to correct this inadvertent clerical error.

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


                                    Date: January 9, 2003

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


Date: November 13, 2002

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive   Vice  President  of  Angeles  Realty
                                Corporation, equivalent of the chief executive officer of the Partnership

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


Date: November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

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