Form 10KSB
period 2002-12-31
ANGELES PARTNERS X
filed 2003-03-31
CIK 317900

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $2,466,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.  Description of Business

Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The Non-Managing General Partner is AIMCO Properties, LP, a wholly-owned subsidiary of AIMCO. The General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to the calendar year 2001 six investment properties were either sold or foreclosed on. The Registrant continues to own and operate two of the original properties (See "Item 2 - Description of Properties").

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

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


                       Gross
                     Carrying   Accumulated   Depreciable    Method of       Federal
Property               Value    Depreciation      Life      Depreciation    Tax Basis
                          (in thousands)                                  (in thousands)

Greentree
 Apartments          $ 5,060     $ 4,134        5-30 yrs        S/L          $   973

Carriage Hills
 Apartments            5,881       3,968        5-30 yrs        S/L            1,770
                     $10,941     $ 8,102                                     $ 2,743

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                          Principal                                      Principal
                          Balance At                                      Balance
                         December 31,   Interest    Period   Maturity      Due At
       Property              2002         Rate    Amortized    Date     Maturity (2)
                        (in thousands)                                 (in thousands)

Greentree Apartments
  1st mortgage             $ 3,188       7.83%    28.67 yrs    10/03     $ 3,135
  2nd mortgage                 113       7.83%       (1)       10/03         113

Carriage Hills
  Apartments
  1st mortgage               5,104       7.39%      30 yrs     12/04       4,958
                             8,405
Less unamortized
   discount                     (7)

  Total                    $ 8,398                                       $ 8,206

(1)   Interest only payments with a balloon payment at maturity.

(2) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2002 and 2001 for each property were as follows:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                      (per unit)
 Property                        2002           2001          2002         2001
 Greentree Apartments           $ 5,742       $ 5,664         94%           95%
 Carriage Hills Apartments       10,680        10,540         92%           95%

The General Partner attributes the decrease in occupancy at Carriage Hills Apartments to increased market competition in the East Lansing area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 2002, no residential tenant leases 10% or more of the available rental space. Both of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were as follows:

                                    2002             2002
                                  Billing            Rate
                               (in thousands)

Greentree Apartments              $ 52               1.27%
Carriage Hills Apartments          153               3.08%

Capital Improvements:

Greentree Apartments: The Partnership completed approximately $51,000 in capital expenditures at Greentree Apartments for the year ended December 31, 2002, consisting primarily of floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $53,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Carriage Hills Apartments: The Partnership completed approximately $274,000 in capital expenditures at Carriage Hills Apartments for the year ended December 31, 2002, consisting primarily of window replacement, signage, water heaters, air conditioning upgrades, and floor covering replacement. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $43,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement above described.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000. The Partnership currently has 875 holders of record owning an aggregate of 18,625 Units. Affiliates of the General Partner owned 11,009 units or 59.11% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the year ended December 31, 2001.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01              $ 156 (1)             $ 8.27

(1) Consists of cash from operations.

There were no distributions to the partners during the year ended December 31, 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership is currently planning on refinancing the debt encumbering Greentree Apartments prior to its October 2003 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2002, the Partnership had deposits of approximately $72,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,009 limited partnership units in the Partnership representing 59.11% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.11% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $30,000 for the year ended December 31, 2002, compared to net income of approximately $43,000 for the year ended December 31, 2001. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income, which was partially offset by an increase in other income. Rental income decreased primarily due to the decrease in occupancy at both of the Partnership's investment properties, an increase in concessions at both properties, and an increase in bad debt expense at Greentree Apartments, partially offset by an increase in the average rental rate at both properties. Other income increased primarily due to increases in late charges at both properties, utility reimbursements at Carriage Hills Apartments, and lease cancellation fees at Greentree Apartments.

Total expenses increased due to increases in both depreciation and property tax expense, partially offset by a decrease in general and administrative expenses. Depreciation expense increased due to an increase in depreciable assets resulting from property improvements and replacements completed during the past twelve months. Property tax expense increased due to an increase in the assessed value at both of the Partnership's investment properties. Both operating and interest expense remained relatively constant for the comparable periods. General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and a decrease in professional fees associated with the management of the Partnership. Also included in general and administrative expenses at both December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $111,000, compared to approximately $84,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $27,000 is due to approximately $508,000 of cash provided by operating activities, partially offset by approximately $307,000 of cash used in investing activities and approximately $174,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments on advances from the General Partner and payments of principal made on the mortgages encumbering the Registrant's properties, partially offset by advances from the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $96,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming maturity of debt) of the Registrant. The mortgage indebtedness of approximately $8,398,000, net of discount, matures in October 2003 and December 2004 with balloon payments of approximately $3,248,000 and $4,958,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in the thousands, except per unit data):


                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2002            Unit             2001             Unit

Operations              $   --           $   --            $156            $ 8.27

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership is currently planning on refinancing the debt encumbering Greentree Apartments prior to its October 2003 maturity. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2002, the Partnership had deposits of approximately $72,000 in the reserve account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,009 limited partnership units in the Partnership representing 59.11% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.11% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.  Financial Statements


ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
       2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners X


We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.





                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 111
   Receivables and deposits                                                       30
   Restricted escrows                                                             86
   Other assets                                                                  121
   Due from General Partner and affiliates (Note D)                               56
   Investment properties (Notes B and E):
      Land                                                     $ 312
      Buildings and related personal property                   10,629
                                                                10,941
      Less accumulated depreciation                             (8,102)        2,839
                                                                            $ 3,243

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 69
   Tenant security deposit liabilities                                            37
   Due to General Partner and affiliates (Note D)                                105
   Accrued property taxes                                                         13
   Other liabilities                                                              89
   Mortgage notes payable (Note B)                                             8,398

Partners' Deficit
   General partners                                           $   (247)
   Limited partners (18,625 units issued and
      outstanding)                                              (5,221)      (5,468)
                                                                            $ 3,243

                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                           Years Ended
                                                           December 31,
                                                           2002       2001
Revenues:
   Rental income                                        $ 2,253     $ 2,338
   Other income                                             213         170
      Total revenues                                      2,466       2,508

Expenses:
   Operating                                                922         922
   General and administrative                               145         164
   Depreciation                                             518         496
   Interest                                                 689         695
   Property taxes                                           222         188
      Total expenses                                      2,496       2,465

Net (loss) income                                       $   (30)    $    43

Net (loss) income allocated to general
   partners (1%)                                        $    --     $    --

Net (loss) income allocated to limited
   partners (99%)                                           (30)         43

                                                        $   (30)    $    43

Net (loss) income per limited partnership unit          $ (1.61)    $  2.31

Distributions per limited partnership unit              $    --     $  8.27

                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions             18,714       $ 1       $18,714   $ 18,715

Partners' deficit
   at December 31, 2000                    18,625     $ (245)     $(5,080)  $ (5,325)

Distributions to partners                      --          (2)       (154)      (156)

Net income for the year ended
   December 31, 2001                           --          --          43         43

Partners' deficit at
   December 31, 2001                       18,625        (247)     (5,191)    (5,438)

Net loss for the year
   ended December 31, 2002                    --           --         (30)       (30)

Partners' deficit
   at December 31, 2002                   18,625      $ (247)     $(5,221)  $ (5,468)

                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (30)       $ 43
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                     518          496
   Amortization of discounts and loan costs                          43           43
   Bad debt expense                                                  69           25
   Change in accounts:
      Receivables and deposits                                      (60)          22
      Other assets                                                    2           --
      Due from General Partner and affiliates                       (56)          --
      Accounts payable                                              (14)           7
      Tenant security deposit liabilities                            16            6
      Accrued property taxes                                         13          (10)
      Due to General Partner and affiliates                           5            2
      Other liabilities                                               2          (44)

      Net cash provided by operating activities                     508          590

Cash flows from investing activities:
  Property improvements and replacements                           (325)        (504)
  Net withdrawals from (deposits to) restricted escrows              18          (15)

       Net cash used in investing activities                       (307)        (519)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (135)        (126)
  Advances from General Partner                                     147          137
  Payments on advances from General Partner                        (186)          --
  Distributions to partners                                          --         (156)

       Net cash used in financing activities                       (174)        (145)

Net increase (decrease) in cash and cash equivalents                 27          (74)

Cash and cash equivalents at beginning of year                       84          158

Cash and cash equivalents at end year                            $ 111        $ 84

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 648        $ 652

At December 31, 2000, approximately $83,000 of property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partners' outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, effective February 26, 1999. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Non-Managing General Partner is AIMCO Properties, LP, a wholly-owned subsidiary of AIMCO. The General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. The Partnership commenced operations on May 12, 1981, and completed its acquisition of properties during 1982. The Partnership operates two apartment properties located in Alabama and Michigan.

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

Allocations to Partners: Net income (other than that arising from the occurrence of a sale or disposition) and net loss shall be allocated 1% to the General Partners and 99% to the Limited Partners. Gains from the sale or other disposition of assets shall be allocated as follows: first, to the General Partner to the extent of any incentive distribution, as defined in the Partnership Agreement, to which the General Partner is entitled; second, to the partners in proportion to their interests in the Partnership.

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

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $103,000 at December 31, 2002 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $19,000 in 2002 compared to 2001.

Restricted Escrows:

      Reserve Account: A general reserve account was established with the refinancing proceeds for Greentree Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of December 31, 2002, the Partnership had deposits of approximately $72,000 in the reserve account. A replacement reserve account is also maintained for Carriage Hills Apartments. Reserve escrows for both properties totaled approximately $86,000 at December 31, 2002.

Loan Costs: Loan costs of approximately $302,000 less accumulated amortization of approximately $255,000, are included in other assets in the accompanying consolidated balance sheet. Loan costs are amortized on a straight-line method over the life of the loans. Amortization expense for 2002 is $36,000 and is included in interest expense. Amortization expense is expected to be approximately $32,000 in 2003 and approximately $15,000 in 2004.

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases and the Partnership fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $33,000 and $30,000, for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                            Principal       Monthly                            Principal
                            Balance At      Payment                             Balance
                           December 31,    Including   Interest   Maturity      Due At
Property                       2002        Interest      Rate       Date       Maturity
                                 (in thousands)                             (in thousands)

Greentree Apartments
  1st mortgage               $ 3,188          27         7.83%     10/03      $3,135
  2nd mortgage                   113           1         7.83%     10/03         113

Carriage Hills
  Apartments
  1st mortgage                 5,104          37         7.39%     12/04       4,958
                               8,405         $65
Less unamortized
  discount at a rate
  of 8.13% (a)                    (7)

     Total                   $ 8,398                                          $8,206

(a) An interest rate buy-down was exercised for Greentree when the debt was refinanced. The fee for the interest rate reductions amounted to $73,700 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fees are reflected as a reduction of the note payable and increase the effective rate of the debt to 8.13%.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                2003            $3,375
                                2004             5,030
                                                $8,405

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

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands):

                                          2002          2001

Net (loss) income as reported            $  (30)       $   43
Add (deduct):
     Depreciation differences               204           157
     Unearned income                         (5)           --
     Other                                  (23)           --
     Mortgage discount                       --           (45)

Federal taxable income                   $  146        $  155

Federal taxable income per
     limited partnership unit            $ 7.76        $ 8.25

The  following  is  a   reconciliation   at  December  31,  2002,   between  the
Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities - as reported         $ (5,468)
 Land and buildings                      1,616
 Accumulated depreciation               (1,712)
 Syndication fees                        2,071
 Other                                      36
Net liabilities - Federal tax basis   $ (3,457)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid or accrued to such affiliates approximately $133,000 and $134,000, respectively, for the years ended December 31, 2002 and 2001, respectively. These amounts are included in operating expenses. Approximately $4,000 of property management fees were accrued at December 31, 2002 and are included in Due to General Partner and affiliates.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $107,000 and $193,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $35,000 and $111,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties. During the fourth quarter of 2002, the Partnership recorded an adjustment to the reimbursements paid to the General Partner for accountable administrative expenses of approximately $56,000 due to a change in estimated costs. The reimbursements paid to the General Partner for accountable administrative expenses for the nine months ended September 30, 2002 were based on estimated amounts. During the fourth quarter of 2002, these reimbursements were adjusted based on the actual costs of services performed by affiliates of the General Partner. This amount is included in due from General Partner and affiliates.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds to cover capital improvements at Carriage Hills Apartments and Greentree Apartments, during the years ended December 31, 2002 and 2001. At December 31, 2002, the amount of outstanding loans and accrued interest was approximately $99,000 and is included in due to General Partner and affiliates. Interest is charged at the prime rate plus 2%, or 6.25% at December 31, 2002.
Interest expense was approximately $4,000 and $2,000 for the years ended December 31, 2002, and 2001, respectively. During the year ended December 31, 2002, the Partnership made principal payments of approximately $186,000 and interest payments of approximately $5,000 to the General Partner.

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the general partner for executive and administrative services. The Partnership accrued a fee of approximately $2,000 for the year ended December 31, 2002, which is included in due to General Partner and general and administrative expenses. No such management fee was accrued for the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,009 limited partnership units in the Partnership representing 59.11% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.11% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
        Description           Encumbrances     Land       Property      Acquisition
                             (in thousands)                           (in thousands)

Greentree Apartments            $ 3,301     $   211       $ 3,345        $ 1,504
Carriage Hills Apartments         5,104         101         3,509          2,271
  Totals                        $ 8,405     $   312       $ 6,854        $ 3,775

                       Gross Amount At Which Carried
                         At December 31, 2002
                            (in thousands)


                            Buildings
                           And Related
                            Personal             Accumulated    Date of     Date   Depreciable
    Description      Land   Property     Total   Depreciation Construction Acquired    Life
                                                (in thousands)

Greentree Apartments $ 211   $ 4,849   $ 5,060     $ 4,134       8/74     12/31/81  5-30 yrs
Carriage Hill          101     5,780     5,881       3,968       6/72     7/30/82   5-30 yrs
  Apartments
  Totals             $ 312   $10,629   $10,941     $ 8,102

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $10,616          $10,195
    Property improvements                          325              421

Balance at end of year                         $10,941          $10,616

Accumulated Depreciation

Balance at beginning of year                   $ 7,584          $ 7,088
    Depreciation expense                           518              496

Balance at end of year                         $ 8,102          $ 7,584

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $12,557,000 and $12,232,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $9,814,000 and $9,500,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement above described.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $35,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10. Executive Compensation

Neither of the officers nor director of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         135               .72%
(an affiliate of AIMCO)
Cooper River Properties, LLC                 3,784             20.32%
(an affiliate of AIMCO)
AIMCO Properties, LP                         7,090             38.07%
(an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties LP, are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid or accrued to such affiliates approximately $133,000 and $134,000, respectively, for the years ended December 31, 2002 and 2001, respectively. These amounts are included in operating expenses. Approximately $4,000 of property management fees were accrued at December 31, 2002 and are included in Due to General Partner and affiliates.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $107,000 and $193,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $35,000 and $111,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties. During the fourth quarter of 2002, the Partnership recorded an adjustment to the reimbursements paid to the General Partner for accountable administrative expenses of approximately $56,000 due to a change in estimated costs. The reimbursements paid to the General Partner for accountable administrative expenses for the nine months ended September 30, 2002 were based on estimated amounts. During the fourth quarter of 2002, these reimbursements were adjusted based on the actual costs of services performed by affiliates of the General Partner. This amount is included in due from General Partner and affiliates.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds to cover capital improvements at Carriage Hills Apartments and Greentree Apartments, during the years ended December 31, 2002 and 2001. At December 31, 2002, the amount of outstanding loans and accrued interest was approximately $99,000 and is included in due to General Partner and affiliates. Interest is charged at the prime rate plus 2%, or 6.25% at December 31, 2002.
Interest expense was approximately $4,000 and $2,000 for the years ended December 31, 2002, and 2001, respectively. During the year ended December 31, 2002, the Partnership made principal payments of approximately $186,000 and interest payments of approximately $5,000 to the General Partner.

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the general partner for executive and administrative services. The Partnership accrued a fee of approximately $2,000 for the year ended December 31, 2002, which is included in due to General Partner and general and administrative expenses. No such management fee was accrued for the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,009 limited partnership units in the Partnership representing 59.11% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.11% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               See Exhibit Index.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

               None.

ITEM 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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

                                 Date:   March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye               Executive Vice President   Date: March 28, 2003
Patrick J. Foye                  and Director


/s/Thomas C. Novosel             Senior Vice President      Date: March 28, 2003
Thomas C. Novosel                and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners X;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                         /s/Patrick J. Foye
                         Patrick J. Foye
                         Executive Vice President of Angeles Realty Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners X;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

10.13Promissory  Note dated  November 20, 1997,  by and between  Carriage  Hills
     Apartments, Ltd., a Michigan limited partnership, and Lehman Brothers Holdings, Inc., a Delaware corporation.

      10.14 Contract of Sale of real estate for Vista Hills Apartments dated March 1, 1999, between Angeles Partners X, a California limited partnership and Transcontinental Vista Hills, Inc. filed in Form 8-K dated March 1, 1999, which is incorporated herein by reference.

99   Certification of Chief Executive Officer and Chief Financial Officer.

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners X (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.