Form 10KSB/A
period 2002-12-31
ANGELES PARTNERS X
filed 2003-05-20
CIK 317900

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Explanatory Note

This document amends the Form 10-KSB for the annual period ended December 31, 2002 to reflect the correction of an error in the Partnership's recording of property taxes. As a result of an inadvertent misapplication of Michigan tax law regarding the accrual of property taxes, the Partnership understated property tax expense in prior years. This error has been corrected in the restated consolidated balance sheet and consolidated statement of partners' deficit.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

As discussed in Note G to the consolidated financial statements, the accompanying consolidated balance sheet and consolidated statement of changes in partners' deficit have been restated to reflect a correction of an error in recording property taxes.

                                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina February 14, 2003, except for Note G, as to which the date is May 13, 2003

                               ANGELES PARTNERS X

                      CONSOLIDATED BALANCE SHEET (RESTATED)
                        (in thousands, except unit data)

                                December 31, 2002

Assets
   Cash and cash equivalents                                                 $   111
   Receivables and deposits                                                       30
   Restricted escrows                                                             86
   Other assets                                                                   71
   Due from General Partner and affiliates (Note D)                               56
   Investment properties (Notes B and E):
      Land                                                     $ 312
      Buildings and related personal property                   10,629
                                                                10,941
      Less accumulated depreciation                             (8,102)        2,839
                                                                            $ 3,193

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 69
   Tenant security deposit liabilities                                            37
   Due to General Partner and affiliates (Note D)                                105
   Accrued property taxes                                                         73
   Other liabilities                                                              89
   Mortgage notes payable (Note B)                                             8,398

Partners' Deficit
   General partners                                           $   (248)
   Limited partners (18,625 units issued and
      outstanding)                                              (5,330)      (5,578)
                                                                            $ 3,193

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

          See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT (RESTATED)
                        (in thousands, except unit data)


                                            Limited
                                          Partnership    General     Limited
                                             Units       Partners   Partners      Total

Original capital contributions               18,714        $ 1       $18,714   $ 18,715

Partners' deficit at December 31,
   2000, as originally reported              18,625      $  (245)    $(5,080)  $ (5,325)

Correction of an error in recording
   property tax expense (Note G)                 --           (1)       (109)      (110)
Partners' deficit
   at December 31, 2000, as restated         18,625         (246)     (5,189)    (5,435)

Distributions to partners                        --           (2)       (154)      (156)

Net income for the year ended
   December 31, 2001                             --           --          43         43

Partners' deficit at
   December 31, 2001                         18,625         (248)     (5,300)    (5,548)

Net loss for the year
   ended December 31, 2002                       --           --         (30)       (30)

Partners' deficit
   at December 31, 2002                      18,625      $ (248)     $(5,330)  $ (5,578)

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

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands):

                                          2002          2001

Net (loss) income as reported            $  (30)       $   43
Add (deduct):
     Depreciation differences               204           157
     Unearned income                         (5)           --
     Other                                  (23)           --
     Mortgage discount                       --           (45)

Federal taxable income                   $  146        $  155

Federal taxable income per
     limited partnership unit            $ 7.76        $ 8.25

The  following  is  a   reconciliation   at  December  31,  2002,   between  the
Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities - as reported         $ (5,578)
 Land and buildings                      1,616
 Accumulated depreciation               (1,712)
 Syndication fees                        2,071
 Other                                     146
Net liabilities - Federal tax basis   $ (3,457)

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

Note G - Correction of an Error

The Partnership's partners' deficit as of December 31, 2000 has been restated for an understatement of Michigan property tax expense in prior years due to an inadvertent misapplication of Michigan tax law on the accrual of property taxes. The correction of the error has resulted in an increase in the partners' deficit balance of approximately $110,000.

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

                               Date:     May 19, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye               Executive Vice President   Date: May 19, 2003
Patrick J. Foye                  and Director


/s/Thomas C. Novosel             Senior Vice President      Date: May 19, 2003
Thomas C. Novosel                and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of Angeles Partners X;


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


Date: May 19, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Angeles Realty
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of Angeles Partners X;


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


Date: May 19, 2003

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

      99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB/A of Angeles Partners X (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 19, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 19, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.