Form 10QSB
period 2003-03-31
ANGELES PARTNERS X
filed 2003-05-20
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _________to _________

                         Commission file number 0-10304


                               ANGELES PARTNERS X
             (Exact Name of Registrant as Specified in Its Charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                              $    191
   Receivables and deposits                                                     27
   Restricted escrows                                                           51
   Other assets                                                                 58
   Investment properties:
      Land                                                     $ 312
      Buildings and related personal property                   10,649
                                                                10,961
      Less accumulated depreciation                             (8,234)      2,727
                                                                          $  3,054

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     32
   Tenant security deposit liabilities                                          38
   Accrued property taxes                                                       69
   Due to General Partner and affiliates                                        56
   Other liabilities                                                           119
   Mortgage notes payable                                                    8,364

Partners' Deficit
   General partners                                           $ (248)
   Limited partners (18,625 units issued and
      outstanding)                                             (5,376)      (5,624)
                                                                          $  3,054

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                            Three Months Ended
                                                                March 31,
                                                            2003        2002
Revenues:
   Rental income                                          $  562      $  589
   Other income                                               56          55
      Total revenues                                         618         644

Expenses:
   Operating                                                 264         235
   General and administrative                                 40          49
   Depreciation                                              132         130
   Interest                                                  171         172
   Property taxes                                             57          53
      Total expenses                                         664         639

Net (loss) income                                         $  (46)     $    5

Net (loss) income allocated to general partners (1%)      $   --      $   --

Net (loss) income allocated to limited partners (99%)        (46)          5

                                                          $  (46)     $    5

Net (loss) income per limited partnership unit            $(2.47)     $  .27


            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS X
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2002                   18,625        $ (248)     $(5,330)    $(5,578)

Net loss for the three months
   ended March 31, 2003                    --             --         (46)         (46)

Partners' deficit
   at March 31, 2003                   18,625        $ (248)     $(5,376)     $(5,624)

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                             $   (46)     $     5
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     132          130
   Amortization of discounts and loan costs                          11           10
  Change in accounts:
      Receivables and deposits                                        3            6
      Other assets                                                    4          (64)
      Accounts payable                                              (37)         (37)
      Tenant security deposit liabilities                             1            4
      Accrued property taxes                                         (4)          13
      Due to General Partner and affiliates                          56           (1)
      Other liabilities                                              30           95

       Net cash provided by operating activities                    150          161

Cash flows from investing activities:
  Property improvements and replacements                            (20)         (25)
  Net withdrawals from restricted escrows                            35           35

       Net cash provided by investing activities                     15           10

Cash flows from financing activities:
  Payments on mortgage notes payable                                (36)         (33)
  Payments on advances from General Partner                         (49)         (36)

       Net cash used in financing activities                        (85)         (69)

Net increase in cash and cash equivalents                            80          102

Cash and cash equivalents at beginning of period                    111           84

Cash and cash equivalents at end of period                      $   191      $   186

Supplemental disclosure of cash flow information:
Cash paid for interest                                          $   159      $   164

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $25,000 and $32,000 for the three month periods ended March 31, 2003 and 2002, respectively. These amounts are included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $18,000 and $35,000 for the three months ended March 31, 2003 and 2002, respectively. These amounts are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 for the three months ended March 31, 2002. There were no such fees incurred for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment properties.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership funds to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. At March 31, 2003, the amount of the outstanding loans and accrued interest was approximately $50,000 and is included in due to General Partner and affiliates. Interest is charged at the prime rate plus 2% (6.25% at March 31, 2003). Interest expense was approximately $1,000 for the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003 and 2002, the Partnership made principal payments of approximately $49,000 and $36,000, respectively, and interest payments of approximately $1,000 and $2,000, respectively, to the General Partner. At March 31, 2002, the amount of the outstanding loans and accrued interest was approximately $102,000.

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

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administration services. The Partnership accrued a fee of approximately $7,000 which is included in due to General Partner and affiliates and general and administrative expenses. At March 31, 2003, the total fee accrued was approximately $9,000, of which $6,000 relates to the three months ended March 31, 2003. No such management fee was accrued for the three months ended March 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $33,000 and $40,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the Partnership's properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Greentree Apartments                          94%        95%
        Mobile, Alabama
      Carriage Hills Apartments                     97%        93%
        East Lansing, Michigan

The General Partner attributes the increase in occupancy at Carriage Hills Apartments to improved leasing management personnel and property improvements completed to enhance the property.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $46,000, as compared to net income of approximately $5,000 for the three months ended March 31, 2002. The decrease in net income is due to an increase in total expenses and a decrease in total revenues. Total expenses increased primarily due to an increase in operating expense. Operating expenses increased primarily due to an increase in maintenance expense at both of the Partnership's investment properties resulting from an increase in contractual expenses and snow removal and an increase in payroll related costs. Interest expense, depreciation expense, property tax expense and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 2003 and 2002 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues decreased due to a decrease in rental income. The decrease in rental income is primarily due to a decrease in occupancy at Greentree Apartments, and an increase in concessions and bad debt expense at both properties, partially offset by an increase in occupancy at Carriage Hills Apartments and an increase in the average rental rate at Greentree Apartments. Other income remained relatively constant for the comparable periods as increases in laundry income were offset by decreases in lease cancellation fees and late charges.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $191,000, compared to approximately $186,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $80,000 for the three months ended March 31, 2003, from the Partnership's calendar year end, is due to approximately $150,000 of cash provided by operating activities and approximately $15,000 of cash provided by investing activities, which was partially offset by approximately $85,000 of cash used in financing activities. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments on advances from the General Partner and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Greentree Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $17,000 of capital improvements at Greentree Apartments, consisting primarily of roof replacement and floor covering and appliance replacements. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $43,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacement, structural improvements, HVAC upgrades, and floor covering and appliance replacements.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Carriage Hills Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $3,000 of capital improvements at Carriage Hills Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $46,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking area upgrades, exterior building improvements, and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,364,000, net of discount, matures in October 2003 and December 2004 with balloon payments of approximately $3,248,000 and $4,958,000, respectively, due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership is currently planning on refinancing the debt encumbering Greentree Apartments prior to its October 2003 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 to $400 per apartment unit for Greentree Apartments for a total of $35,600 to $71,200. As of March 31, 2003, the Partnership had deposits of approximately $41,000 in the reserve account.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,009 limited partnership units (the "Units") in the Partnership representing 59.11% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.11% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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