Form 10QSB
period 2003-09-30
ANGELES PARTNERS X
filed 2003-11-14
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                              $    590
   Receivables and deposits                                                     69
   Restricted escrow                                                            40
   Other assets                                                                 56
   Investment property:
      Land                                                     $ 101
      Buildings and related personal property                    5,821
                                                                5,922
      Less accumulated depreciation                             (4,211)      1,711
                                                                          $  2,466

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     50
   Tenant security deposit liabilities                                          17
   Accrued property taxes                                                       28
   Other liabilities                                                           213
   Mortgage note payable                                                     5,049

Partners' Deficit
   General partners                                           $ (221)
   Limited partners (18,625 units issued and
      outstanding)                                             (2,670)      (2,891)
                                                                          $  2,466


            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                 2003       2002        2003       2002
                                                         (Restated)             (Restated)
Revenues:
  Rental income                                 $ 307       $ 335      $ 999      $ 1,043
  Other income                                      49          25         97          70
     Total revenues                                356         360      1,096       1,113

Expenses:
  Operating                                        138         130        390         355
  General and administrative                        29          51        109         161
  Depreciation                                      79          72        243         226
  Interest                                          98          99        297         301
  Property taxes                                    40          37        126         116
     Total expenses                                384         389      1,165       1,159

Loss from continuing operations                    (28)        (29)       (69)        (46)
(Loss) income from discontinued
  operations                                       (50)         22        (51)         23
Gain from sale of discontinued
  operations (Note C)                            4,188          --      4,188          --
Net income (loss)                              $ 4,110      $ (7)     $ 4,068      $ (23)

Net income (loss) allocated to general
  partners                                      $ 249       $ --       $ 249       $ --
Net income (loss) allocated to limited
  partners                                       3,861          (7)     3,819         (23)

                                               $ 4,110      $ (7)     $ 4,068      $ (23)
Per limited partnership unit:
Loss from continuing operations                $ (1.51)    $ (1.56)   $ (3.65)    $ (2.46)
(Loss) income from discontinued
  operations                                     (2.63)       1.18      (2.74)       1.23
Gain from sale of discontinued operations       211.44          --     211.44          --
Net income (loss)                              $207.30     $ (0.38)   $205.05     $ (1.23)
Distributions per limited partnership unit     $ 59.55      $ --      $ 62.23      $ --


            See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2002                   18,625         $ (248)    $(5,330)    $(5,578)

Distributions to partners                  --           (222)     (1,159)     (1,381)

Net income for the nine months
   ended September 30, 2003                --            249       3,819        4,068

Partners' deficit
   at September 30, 2003               18,625        $ (221)     $(2,670)     $(2,891)

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income (loss)                                             $ 4,068       $ (23)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                     (4,188)         --
   Depreciation                                                     375          381
   Amortization of discounts and loan costs                          31           32
   Bad debt expense                                                  84           49
   Loss on early extinguishment of debt                               5           --
   Change in accounts:
      Receivables and deposits                                     (123)         (51)
      Other assets                                                  (25)         (57)
      Accounts payable                                              (19)         (48)
      Tenant security deposit liabilities                           (20)          12
      Accrued property taxes                                        (45)          38
      Due to affiliates                                              49           (2)
      Other liabilities                                              24           69
       Net cash provided by operating activities                    216          400
Cash flows from investing activities:
  Proceeds from sale of discontinued operations                   5,133           --
  Property improvements and replacements                            (81)        (127)
  Net withdrawals from restricted escrows                            46            1
       Net cash provided by (used in) investing activities        5,098         (126)
Cash flows from financing activities:
  Repayment of mortgage notes payable                            (3,260)          --
  Payments on mortgage notes payable                                (96)        (100)
  Payments on advances from General Partner                         (98)        (137)
  Distributions to partners                                      (1,381)          --
       Net cash used in financing activities                     (4,835)        (237)

Net increase in cash and cash equivalents                           479           37

Cash and cash equivalents at beginning of period                    111           84

Cash and cash equivalents at end of period                       $ 590        $ 121

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $ 456        $ 487
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                        $ --        $ 174

At September 30, 2003, gain from sale of discontinued operations and other liabilities were adjusted by approximately $100,000 for non-cash activity.


            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Greentree Apartments, which was sold August 19, 2003, as (loss) income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $97,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $51,000 and $128,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $32,000 for the nine months ended September 30, 2002. There were no such fees incurred for the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 and $2,000 for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended
September 30, 2003 and 2002, the Partnership made principal payments of approximately $98,000 and $137,000, respectively, and interest payments of approximately $2,000 and $4,000, respectively, to the General Partner. There were no outstanding loans or associated accrued interest at September 30, 2003.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments during the nine months ended September 30, 2003. The Partnership paid a distribution of approximately $154,000, to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will return these amounts to the Partnership.

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administration services. The Partnership accrued a fee of approximately $4,000 and $8,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in other liabilities and general and administrative expenses. At September 30, 2003, the total fee accrued was approximately $4,000. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum of their adjusted capital investment, as defined in the Partnership Agreement.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $33,000 and $40,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On August 19, 2003, the Partnership sold Greentree Apartments to an unrelated third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $4,188,000 for the three and nine months ended September 30, 2003, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, loss of approximately $50,000 and $51,000 for the three months ended September 30, 2003 and 2002 and income of approximately $22,000 and $23,000 for the nine months ended September 30, 2003 and 2002, respectively, including revenues of approximately $125,000 and $611,000 for the three and nine months ended September 30, 2003, respectively, and approximately $268,000 and $774,000, respectively, for the three and nine months ended September 30, 2002 are included in (loss) income from discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 for the three and nine months ended September 30, 2003 due to the write off of unamortized loan costs and discounts, which is also included in (loss) income from discontinued operations on the accompanying consolidated statements of operations.

Note D - Casualty Event

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The Partnership expects that the damages will be covered by insurance proceeds.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Carriage Hills Apartments                     94%        92%
        East Lansing, Michigan

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $4,110,000 and $4,068,000, respectively, as compared to net loss of approximately $7,000 and $23,000 for the three and nine months ended September 30, 2002, respectively. The increase in net income for both the three and nine months ended September 30, 2003 is due to an increase in gain from sale of discontinued operations. On August 19, 2003, the Partnership sold Greentree Apartments to an unrelated third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $4,188,000 for the three and nine months ended September 30, 2003, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, loss of approximately $50,000 and $51,000 for the three months ended September 30, 2003 and 2002 and income of approximately $22,000 and $23,000 for the nine months ended September 30, 2003 and 2002, respectively, including revenues of approximately $125,000 and $611,000 for the three and nine months ended September 30, 2003, respectively, and approximately $268,000 and $774,000, respectively, for the three and nine months ended September 30, 2002 are included in (loss) income from discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 for the three and nine months ended September 30, 2003 due to the write off of unamortized loan costs and discounts, which is also included in (loss) income from discontinued operations on the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations was approximately $28,000 and $69,000 for the three and nine months ended September 30, 2003, respectively, compared to approximately $29,000 and $46,000, respectively, for the three and nine months ended September 30, 2002. Loss from continuing operations remained relatively constant for the three months ended September 30, 2003. The increase in loss from continuing operations for the nine months ended September 30, 2003 is primarily due to a decrease in total revenues. Total expenses remained relatively constant for the nine months ended September 30, 2003. The decrease in total revenues for the nine months ended September 30, 2003 is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is primarily due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by the increase in occupancy at Carriage Hills Apartments. The increase in other income is primarily due to increases in lease cancellation fees and late charges at the property.

Total expenses remained relatively constant for both periods, as increases in operating, depreciation, and property tax expenses were offset by a decrease in general and administrative expenses. Interest expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in snow removal and contract maintenance expense at Carriage Hills Apartments. The increase in depreciation expense is due to property improvements and replacements placed into service at the property during the past twelve months. The increase in property tax expense is due to an increase in the assessed value at the property. General and administrative expenses decreased for both periods due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $590,000, compared to approximately $121,000 at September 30, 2002. The increase in cash and cash equivalents of approximately $479,000 for the nine months ended September 30, 2003, from December 31, 2002 is due to approximately $5,098,000 of cash provided by investing activities and approximately $216,000 of cash provided by operating activities, partially offset by approximately $4,835,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of Greentree Apartments and net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Greentree Apartments, distributions to partners, payments of principal made on the mortgages encumbering the Partnership's properties, and payments on advances from the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Greentree Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $40,000 of capital improvements at Greentree Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership sold Greentree Apartments on August 19, 2003 to an unrelated third party.

Carriage Hills Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $41,000 of capital improvements at Carriage Hills Apartments, consisting primarily of security upgrades and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness encumbering Carriage Hills Apartments of approximately $5,049,000 matures in December 2004 with a balloon payment of approximately $4,958,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months Ended  Per Limited   Nine Months Ended   Per Limited
                       September 30,    Partnership     September 30,     Partnership
                           2003             Unit            2002             Unit

Operations               $   50            $  2.68        $   --            $    --
Sale proceeds (1)         1,331              59.55            --                 --
Total                    $1,381            $ 62.23        $   --            $    --

(1) From the sale of Greentree Apartments on August 19, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,009 limited partnership units (the "Units") in the Partnership representing 59.11% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., or the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 10, 2003, AIMCO Properties L.P., commenced a tender offer to acquire 7,616 Units for a purchase price of $68.94 per Unit. Such offer expires on December 10, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.11% of the outstanding units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

                  Current Report on Form 8-K dated August 19, 2003 and filed on August 27, 2003 disclosing the sale of Greentree Apartments to an unrelated third party.

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


                                    Date:  November 13, 2003

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

Date: November 13, 2003

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


Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.