Form 10KSB
period 2003-12-31
ANGELES PARTNERS X
filed 2004-03-29
CIK 317900

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $1,572,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to the calendar year 2002 six investment properties were either sold or foreclosed on. On August 19, 2003, the Partnership sold another of its investment properties, Greentree Apartments. The Registrant continues to own and operate one investment property as of December 31, 2003 (see "Item 2 - Description of Property").

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

The Partnership has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. Property management services are provided at the Partnership's property by an affiliate of the General Partner.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Item 2.  Description of Property:

The following table sets forth the Registrant's investment in property:


                               Date of
Property                      Purchase         Type of Ownership             Use

Carriage Hills Apartments     07/30/82   Fee ownership subject to a     Apartment -
  East Lansing, Michigan                 first mortgage (1)             143 units

(1) Property is held by a Limited Partnership which the Registrant owns a 99.00% interest in.

Sale of Property

On August 19, 2003, the Partnership sold Greentree Apartments to an unrelated third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,283,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of the write-off of unamortized loan costs and discounts.

Schedule of Property:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross
                     Carrying   Accumulated   Depreciable    Method of       Federal
Property               Value    Depreciation      Life      Depreciation    Tax Basis
                          (in thousands)                                  (in thousands)

Carriage Hills
 Apartments          $ 5,997     $ 4,203        5-30 yrs        S/L           $ 1,687

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property:


                          Principal                                      Principal
                          Balance At                                      Balance
                         December 31,   Interest    Period   Maturity      Due At
       Property              2003         Rate    Amortized    Date     Maturity (1)
                        (in thousands)                                 (in thousands)

Carriage Hills
  Apartments
  1st mortgage             $ 5,030       7.39%      30 yrs     12/04     $ 4,958

(1) See "Note B - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for other specific details about the loan.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2003 and 2002 for the property were as follows:

                                    Average Annual              Average Annual
                                     Rental Rate                  Occupancy
                                      (per unit)
 Property                        2003           2002          2003         2002
 Carriage Hills Apartments      $10,442       $10,680         93%           92%

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2003, no residential tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2003 for the property were as follows:

                                    2003             2003
                                  Billing            Rate
                                 (in thousands)

Carriage Hills Apartments         $160               6.25%

Capital Improvements:

Greentree Apartments: Prior to the sale, the Partnership completed approximately $40,000 in capital improvements at Greentree Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership sold Greentree Apartments on August 19, 2003 to an unrelated third party.

Carriage Hills Apartments: The Partnership completed approximately $241,000 in capital improvements at Carriage Hills Apartments for the year ended December 31, 2003, consisting primarily of parking area upgrades, floor covering replacement, and construction related to the fire discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation". These improvements were funded from replacement reserves, operations, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $79,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital improvements planned for 2004 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units (the "Units") aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000. The Partnership currently has 827 holders of record owning an aggregate of 18,625 Units. Affiliates of the General Partner owned 11,468 units or 61.57% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in the thousands, except per unit data):


                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2003            Unit             2002             Unit
Sale proceeds (1)       $1,331           $59.55            $ --            $   --
Operations                  50             2.68              --                --
Total                   $1,381           $62.23            $ --            $   --

(1) From the sale of Greentree Apartments on August 19, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturitiy, refinancing, and/or property sale. The Partnership is currently planning on refinancing the debt encumbering Carriage Hills Apartments prior to its December 2004 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,468 limited partnership units in the Partnership representing 61.57% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $4,271,000, compared to a net loss of approximately $30,000 for the year ended December 31, 2002. The increase in net income is primarily due to the gain on sale of one of the Partnership's investment properties during 2003. On August 19, 2003, the Partnership sold Greentree Apartments to an unrelated third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $4,283,000 for the year ended December 31, 2003, and this amount is included in gain from sale of discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". The property's operations, loss of approximately $61,000 and $8,000 for the years ended December 31, 2003 and 2002, respectively, including revenues of approximately $600,000 and $996,000, respectively, are included in loss from discontinued operations on the consolidated statements of operations. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs and discounts, which is included in the loss from discontinued operations on the consolidated statements of operations.

The Partnership's income from continuing operations was approximately $49,000 for the year ended December 31, 2003, compared to a loss from continuing operations of approximately $22,000 for the year ended December 31, 2002. The increase in income from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to the recognition of a casualty gain in 2003 and an increase in other income, partially offset by a decrease in rental income. The casualty gain recognized in 2003 is a result of a fire which occurred at Carriage Hills Apartments (as discussed below). The increase in other income is primarily due to an increase in lease cancellation fees at the property. The decrease in rental income is primarily due to an increase in bad debt expense and a decrease in the average rental rate, partially offset by the increase in occupancy at Carriage Hills Apartments.

The increase in total expenses is due to increases in operating, depreciation and general and administrative expenses, partially offset by a decrease in interest expense. Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in snow removal and contract maintenance expense at Carriage Hills Apartments. The increase in depreciation expense is a result of property improvements and replacements placed into service at the property during the past twelve months. The decrease in interest expense is primarily a result of scheduled principal payments, which reduced the carrying balance of the mortgage encumbering the property. General and administrative expenses increased primarily due to an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $236,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property, including approximately $71,000 which is held on deposit with the mortgage lender at December 31, 2003. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $592,000, compared to approximately $111,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $481,000 is due to approximately $5,133,000 of cash provided by investing activities and approximately $202,000 of cash provided by operating activities, partially offset by approximately $4,854,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of Greentree Apartments, insurance proceeds received related to the casualty at Carriage Hills Apartments, and net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgages encumbering Greentree Apartments, distributions to partners, payments of principal made on the mortgages encumbering the Partnership's properties, and payments on advances from the General Partner, partially offset by an advance from the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $79,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming maturity of debt) of the Partnership. The mortgage indebtedness encumbering Carriage Hills Apartments of approximately $5,030,000 matures in December 2004 with a balloon payment of approximately $4,958,000 due at maturity. The General Partner will attempt to refinance such indebtedness prior to such maturity date. If the property cannot be refinanced for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in the thousands, except per unit data):


                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2003            Unit             2002             Unit
Sale proceeds (1)       $1,331           $59.55            $ --            $   --
Operations                  50             2.68              --                --
Total                   $1,381           $62.23            $ --            $   --

(1) From the sale of Greentree Apartments on August 19, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership is currently planning on refinancing the debt encumbering Carriage Hills Apartments prior to its December 2004 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,468 limited partnership units in the Partnership representing 61.57% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.  Financial Statements


ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors


The Partners
Angeles Partners X

We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

        See Accompanying Notes to Consolidated Financial Statements
                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003







Assets
   Cash and cash equivalents                                                 $ 592
   Receivables and deposits                                                       84
   Restricted escrow                                                              54
   Other assets                                                                   50
   Investment property (Notes B and G):
      Land                                                     $ 101
      Buildings and related personal property                    5,896
                                                                5,997
      Less accumulated depreciation                             (4,203)        1,794
                                                                            $ 2,574

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 69
   Tenant security deposit liabilities                                            14
   Accrued property taxes                                                         59
   Other liabilities                                                              90
   Mortgage note payable (Note B)                                              5,030

Partners' Deficit
   General partners                                           $   (219)
   Limited partners (18,625 units issued and
      outstanding)                                              (2,469)      (2,688)
                                                                            $ 2,574

          See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                Years Ended December 31,
                                                                  2003           2002
                                                                              (Restated)
Revenues:
  Rental income                                                 $ 1,296         $ 1,375
  Other income                                                      123              95
  Casualty gain (Note E)                                            153              --
     Total revenues                                               1,572           1,470

Expenses:
  Operating                                                         503             476
  General and administrative                                        150             145
  Depreciation                                                      322             314
  Interest                                                          395             401
  Property taxes                                                    153             156
     Total expenses                                               1,523           1,492

Income (loss) from continuing operations                             49             (22)
Loss from discontinued operations (Notes A and D)                   (61)             (8)
Gain from sale of discontinued operations (Note D)                4,283              --
Net income (loss) (Note C)                                      $ 4,271          $ (30)

Net income allocated to general partners                         $ 251           $ --
Net income (loss) allocated to limited partners                   4,020             (30)
                                                                $ 4,271          $ (30)
Per limited partnership unit:
Income (loss) from continuing operations                         $ 2.58         $ (1.18)
Loss from discontinued operations                                 (3.22)          (0.43)
Gain from sale of discontinued operations                        216.48              --
Net income (loss)                                               $215.84         $ (1.61)

Distributions per limited partnership unit                      $ 62.23          $ --

          See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                            Limited
                                          Partnership    General     Limited
                                             Units       Partners   Partners      Total

Original capital contributions               18,714        $ 1       $18,714   $ 18,715

Partners' deficit
   at December 31, 2001                      18,625         (248)     (5,300)    (5,548)

Net loss for the year ended
   December 31, 2002                             --           --         (30)       (30)

Partners' deficit at
   December 31, 2002                         18,625         (248)     (5,330)    (5,578)

Distributions to partners                                   (222)     (1,159)    (1,381)

Net income for the year
   ended December 31, 2003                       --          251       4,020      4,271

Partners' deficit
   at December 31, 2003                      18,625      $ (219)     $(2,469)  $ (2,688)

          See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2003         2002
Cash flows from operating activities:
  Net income (loss)                                             $ 4,271       $ (30)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                     (4,283)         --
   Depreciation                                                     454          518
   Amortization of discounts and loan costs                          35           43
   Bad debt expense                                                 102           69
   Loss on early extinguishment of debt                               5           --
   Casualty gain                                                   (153)          --
   Change in accounts:
      Receivables and deposits                                     (156)         (60)
      Other assets                                                  (23)           2
      Accounts payable                                              (63)         (14)
      Tenant security deposit liabilities                           (23)          16
      Accrued property taxes                                        (14)          13
      Due to affiliates                                              49          (51)
      Other liabilities                                               1            2
       Net cash provided by operating activities                    202          508
Cash flows from investing activities:
  Proceeds from sale of discontinued operations                   5,133           --
  Property improvements and replacements                           (223)        (325)
  Insurance proceeds received                                       191           --
  Net withdrawals from restricted escrows                            32           18
       Net cash provided by (used in) investing activities        5,133         (307)
Cash flows from financing activities:
  Repayment of mortgage notes payable                            (3,260)          --
  Payments on mortgage notes payable                               (115)        (135)
  Advances from General Partner                                      15          147
  Payments on advances from General Partner                        (113)        (186)
  Distributions to partners                                      (1,381)          --
       Net cash used in financing activities                     (4,854)        (174)

Net increase in cash and cash equivalents                           481           27

Cash and cash equivalents at beginning of year                      111           84

Cash and cash equivalents at end of year                         $ 592        $ 111

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $ 550        $ 648
Supplemental disclosures of non-cash activity:
 Property improvements and replacements in accounts payable       $ 58        $ --

          See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). Effective December 1992, 100% of the General Partners' outstanding stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, effective February 26, 1999. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Non-Managing General Partner is AIMCO Properties, LP, a wholly-owned subsidiary of AIMCO. The General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. The Partnership commenced operations on May 12, 1981, and completed its acquisition of properties during 1982. The Partnership operates one apartment property located in Michigan.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Partnership and its 99% limited partnership interest in Carriage AP X Ltd. The general partner of the consolidated partnership is Angeles Realty Corporation. Angeles Realty Corporation may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $588,000 at December 31, 2003 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Restricted Escrow: A replacement reserve account is maintained for Carriage Hills Apartments to fund capital improvements at the property. The balance in the account was approximately $54,000 at December 31, 2003.

Loan Costs: Loan costs of approximately $133,000 less accumulated amortization of approximately $117,000, are included in other assets on the accompanying consolidated balance sheet. Loan costs are amortized on a straight-line method over the life of the loan. Amortization expense for 2003 was $19,000 and is included in interest expense. Amortization expense is expected to be approximately $16,000 in 2004.

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments, including the mortgage encumbering Carriage Hills Apartments.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of continuing operations of approximately $19,000 and $16,000, for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Greentree Apartments, which was sold August 19, 2003, as loss from discontinued operations.

Note B - Mortgage Note Payable


                            Principal       Monthly                            Principal
                            Balance At      Payment                             Balance
                           December 31,    Including   Interest   Maturity      Due At
Property                       2003        Interest      Rate       Date       Maturity
                                 (in thousands)                             (in thousands)
Carriage Hills
  Apartments
  1st mortgage                $5,030         $37         7.39%     12/04        $4,958

The mortgage note payable is nonrecourse and is secured by pledge of the property and by a pledge of revenues from operations of the property. The mortgage note imposes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands):

                                          2003          2002

Net income (loss) as reported            $ 4,271       $  (30)
Add (deduct):
     Depreciation differences                189          204
     Unearned income                         (33)          (5)
     Other                                   (36)         (23)
     Casualty gain                          (153)          --
     Mortgage discount                         2           --
     Gain on sale of property               (116)          --
Federal taxable income                   $ 4,124       $  146

Federal taxable income per
     limited partnership unit            $161.93       $ 7.76

The  following  is  a   reconciliation   at  December  31,  2003,   between  the
Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities - as reported         $(2,688)
 Land and buildings                       714
 Accumulated depreciation                (821)
 Syndication fees                       2,071
 Other                                      5
Net liabilities - Federal tax basis   $  (719)

Note D  - Disposition of Investment Property

On August 19, 2003, the Partnership sold Greentree Apartments to an unrelated third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $4,283,000 for the year ended December 31, 2003, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, loss of approximately $61,000 and $8,000 for the years ended December 31, 2003 and 2002, respectively, including revenues of approximately $600,000 and $996,000 for the years ended December 31, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs and discounts, which is included in loss from discontinued operations on the accompanying consolidated statements of operations. During the three months ended December 31, 2003, certain accruals of approximately $95,000 established during the three months ended September 30, 2003 related to the sale of Greentree Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included in gain from sale of discontinued operations.

Note E - Casualty Event

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $236,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property, including approximately $71,000 which is held on deposit with the mortgage lender at December 31, 2003. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets.

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $97,000 and $133,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $80,000 and $107,000 for the years ended December 31, 2003 and 2002, respectively. These amounts are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $35,000 for the year ended December 31, 2002. There were no such fees incurred for the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property. Approximately $11,000 of reimbursement of accountable administrative expenses were owed to affiliates of the General Partner at December 31, 2003 and are included in other liabilities.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Partnership made principal payments of approximately $113,000 and $186,000, respectively, and interest payments of approximately $2,000 and $5,000, respectively, to the General Partner. There were no outstanding loans or associated accrued interest at December 31, 2003.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments during the year ended December 31, 2003. The Partnership paid a distribution of approximately $154,000, to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will return these amounts to the Partnership.

The Partnership Agreement provides for a fee equal to 5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for the year ended December 31, 2003. The Partnership accrued a fee of approximately $2,000 for the year ended December 31, 2002 which is included in general and administrative expenses and other liabilities. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $33,000 and $40,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,468 limited partnership units in the Partnership representing 61.57% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note G - Investment Property and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
        Description           Encumbrances     Land       Property      Acquisition
                             (in thousands)                           (in thousands)

Carriage Hills Apartments       $ 5,030     $   101       $ 3,509        $ 2,387


                      Gross Amount At Which Carried
                         At December 31, 2003
                            (in thousands)

                            Buildings
                           And Related
                            Personal             Accumulated    Date of     Date   Depreciable
    Description      Land   Property     Total   Depreciation ConstructionAcquired    Life
                                                     (in
                                                 thousands)

Carriage Hill        $ 101   $ 5,896   $ 5,997     $ 4,203       6/72     07/30/82  5-30 yrs
  Apartments

Reconciliation of "investment property and accumulated depreciation":

                                                Years Ended December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Properties

Balance at beginning of year                   $10,941          $10,616
    Property improvements                          281              325
    Sale of investment property                 (5,100)              --
    Disposal of property                          (125)              --
Balance at end of year                         $ 5,997          $10,941

Accumulated Depreciation

Balance at beginning of year                   $ 8,102          $ 7,584
    Depreciation expense                           454              518
    Sale of investment property                 (4,266)              --
    Disposal of property                           (87)              --
Balance at end of year                         $ 4,203          $ 8,102

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $6,711,000 and $12,557,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $5,024,000 and $9,814,000, respectively.

Note H - Legal Proceedings

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.
                                  PART III


Item 9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance  with Section 16(a) of the Exchange Act

The Registrant has no officers or directors.

The names and ages of, as well as the positions and offices held by, the officers and directors of the General Partner, Angeles Realty Corporation, are set forth below. There are no family relationships between or among any officers and directors.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                      Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10. Executive Compensation

Neither the officers nor directors of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2003.

Entity                                  Number of Units      Percentage

AIMCO IPLP, LP                                 135               .72%
(an affiliate of AIMCO)
Cooper River Properties, LLC                 3,784             20.32%
(an affiliate of AIMCO)
AIMCO Properties, LP                         7,549             40.53%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, LP (formerly known as Insignia Properties, LP), are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $97,000 and $133,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $80,000 and $107,000 for the years ended December 31, 2003 and 2002, respectively. These amounts are included in general and administrative expenses and investment property on the consolidated financial statements included in "Item 7. Financial Statements". Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $35,000 for the year ended December 31, 2002. There were no such fees incurred for the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property. Approximately $11,000 of reimbursement of accountable administrative expenses were owed to affiliates of the General Partner at December 31, 2003 and are included in other liabilities.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Partnership made principal payments of approximately $113,000 and $186,000, respectively, and interest payments of approximately $2,000 and $5,000, respectively, to the General Partner. There were no outstanding loans or associated accrued interest at December 31, 2003.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments during the year ended December 31, 2003. The Partnership paid a distribution of approximately $154,000, to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will return these amounts to the Partnership.

The Partnership Agreement provides for a fee equal to 5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for the year ended December 31, 2003. The Partnership accrued a fee of approximately $2,000 for the year ended December 31, 2002 which is included in general and administrative expenses and other liabilities on the consolidated financial statements included in "Item 7. Financial Statements". This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $33,000 and $40,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,468 limited partnership units in the Partnership representing 61.57% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               See Exhibit Index.

         (b) Reports on Form 8-K:

               None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Ernst & Young LLP audit fees of $41,000 and $35,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $13,000 and $16,000, respectively.

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



                                 ANGELES PARTNERS X


                                 By:     Angeles Realty Corporation
                                         Its General Partner


                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President


                                 By:     /s/Thomas M. Herzog
                                         Thomas M. Herzog
                                         Senior Vice President
                                         and Chief Accounting Officer


                                 Date:   March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Senior Vice President         Date: March 29, 2004
Martha L. Long                and Director


/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer


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

      10.15 Purchase and Sale Contract between Cardinal Woods Apartments, Ltd. and BH Equities, LLC, dated June 10, 2003, filed on Form 8-K dated August 19, 2003 and incorporated herein by reference.

      10.16 First Amendment to Purchase and Sale Contract between Cardinal Woods Apartments, Ltd. and BH Equities, LLC, dated July 10, 2003, filed on Form 8-K dated August 19, 2003 and incorporated herein by reference.

      10.17 Second Amendment to purchase and sale contract between Cardinal Woods Apartments, Ltd. and BH Equities, LLC dated August 15, 2003 filed on Form 8-K dated August 19, 2003 and incorporated herein by reference.

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 31.1

                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date: March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President  of Angeles  Realty
                                    Corporation,   equivalent   of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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


Date: March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners X (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.