Form 10QSB
period 2004-03-31
ANGELES PARTNERS X
filed 2004-05-14
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                              $     72
   Receivables and deposits                                                     33
   Restricted escrow                                                            14
   Other assets                                                                 68
   Investment property:
      Land                                                     $ 101
      Buildings and related personal property                    6,046
                                                                 6,147
      Less accumulated depreciation                             (4,283)      1,864
                                                                          $  2,051

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     85
   Tenant security deposit liabilities                                          15
   Accrued property taxes                                                       37
   Other liabilities                                                            93
   Mortgage note payable                                                     5,011

Partners' Deficit
   General partners                                           $ (224)
   Limited partners (18,625 units issued and
      outstanding)                                             (2,966)      (3,190)
                                                                          $  2,051



         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)






                                                              Three Months Ended
                                                                 March 31,
                                                             2004        2003
                                                                      (Restated)
Revenues:
   Rental income                                          $  306      $  345
   Other income                                               18          27
      Total revenues                                         324         372

Expenses:
   Operating                                                 113         145
   General and administrative                                 23          40
   Depreciation                                               80          82
   Interest                                                   98         100
   Property taxes                                             42          43
      Total expenses                                         356         410

Loss from continuing operations                              (32)        (38)

Loss from discontinued operations                             --          (8)

Net loss                                                     (32)        (46)

Net loss allocated to general partners (1%)               $   --      $   --
Net loss allocated to limited partners (99%)                 (32)        (46)
                                                          $  (32)     $  (46)
Per limited partnership unit:
Loss from continuing operations                           $(1.72)     $(2.04)
Loss from discontinued operations                             --       (0.43)
Net loss                                                  $(1.72)     $(2.47)

Distribution per limited partnership unit                 $24.97      $   --


         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS X
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2003                   18,625        $ (219)     $(2,469)    $(2,688)

Distribution to partners                   --             (5)       (465)       (470)

Net loss for the three months
   ended March 31, 2004                    --             --         (32)         (32)

Partners' deficit
   at March 31, 2004                   18,625        $ (224)     $(2,966)     $(3,190)


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                     2004      2003
Cash flows from operating activities:
  Net loss                                                      $   (32)     $   (46)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                      80          132
   Amortization of discounts and loan costs                           5           11
  Change in accounts:
      Receivables and deposits                                       51            3
      Other assets                                                  (23)           4
      Accounts payable                                               40          (37)
      Tenant security deposit liabilities                             1            1
      Accrued property taxes                                        (22)          (4)
      Due to affiliates                                              --           56
      Other liabilities                                               3           30

       Net cash provided by operating activities                    103          150

Cash flows from investing activities:
  Property improvements and replacements                           (174)         (20)
  Net withdrawals from restricted escrows                            40           35

       Net cash (used in) provided by investing
         activities                                                (134)          15

Cash flows from financing activities:
  Payments on mortgage notes payable                                (19)         (36)
  Payments on advances from General Partner                          --          (49)
  Distribution to partners                                         (470)          --

       Net cash used in financing activities                       (489)         (85)

Net (decrease) increase in cash and cash equivalents               (520)          80

Cash and cash equivalents at beginning of period                    592          111

Cash and cash equivalents at end of period                      $    72      $   191

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    93      $   159
Supplemental disclosure of non-cash activity:
 Property improvements and replacements in accounts payable     $    34      $    --

At December 31, 2003, approximately $58,000 of property improvements and replacements were included in accounts payable.


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statement of operations as of January 1, 2003 has been restated to reflect the operations of Greentree Apartments, which was sold August 19, 2003, as loss from discontinued operations, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $16,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $45,000 and $18,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $35,000 for the three months ended March 31, 2004. There were no such fees incurred for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property. At March 31, 2004, approximately $10,000 is owed to affiliates of the General Partner and is included in other liabilities.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds during 2002 to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Partnership made principal payments of approximately $49,000 and interest payments of approximately $1,000 to the General Partner. There were no such loans received from the General Partner during the three months ended March 31, 2004. There were no outstanding loans or associated accrued interest at March 31, 2004.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments during the year ended December 31, 2003. The Partnership paid a distribution of approximately $154,000, to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return these amounts to the Partnership.

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for the three months ended March 31, 2004. The Partnership accrued a fee of approximately $7,000 for the three months ended March 31, 2003, which is included in general and administrative expenses. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $12,000. The Partnership was charged approximately $18,000 for 2003.

Note C  - Disposition of Investment Property

On August 19, 2003, the Partnership sold Greentree Apartments to an unrelated third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. The property's operations, loss of approximately $8,000, including revenues of approximately $246,000, are included in loss from discontinued operations for the three months ended March 31, 2003.

Note D - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Carriage Hills Apartments                     88%        97%
        East Lansing, Michigan

The General Partner attributes the decrease in occupancy at Carriage Hills Apartments to a fire which occurred in June 2003 causing six units to be unavailable for lease (as discussed in "Results of Operations").

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $32,000, compared to approximately $46,000 for the three months ended March 31, 2003. On August 19, 2003, the Partnership sold Greentree Apartments to an unrelated third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. The property's operations, loss of approximately $8,000, including revenues of approximately $246,000, are included in loss from discontinued operations for the three months ended March 31, 2003.

The Partnership's loss from continuing operations was approximately $32,000 for the three months ended March 31, 2004, compared to approximately $38,000 for the three months ended March 31, 2003. The decrease in loss from continuing operations is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses is due to decreases in both operating and general and administrative expenses. Depreciation, interest and property tax expenses remained relatively constant for the comparable periods. Operating expenses decreased primarily due to a decrease in contract maintenance expense, partially offset by an increase in utility expenses at the Partnership's investment property. General and administrative expenses decreased as result of a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement and a decrease in the Partnership management fees payable from net cash from operations as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to decreases in both rental and other income. Rental income decreased due to decreases in occupancy and the average rental rate at Carriage Hills Apartments. Other income decreased due to decreases in lease cancellation fees at the Partnership's investment property.

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $236,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property and additional insurance proceeds are expected to be received during 2004 to cover the lost rents of approximately $35,000. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets during the year ended December 31, 2003.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $72,000, compared to approximately $191,000 at March 31, 2003. The decrease in cash and cash equivalents of approximately $520,000 for the three months ended March 31, 2004, from December 31, 2003, is due to approximately $489,000 of cash used in financing activities and approximately $134,000 of cash used in investing activities, partially offset by approximately $103,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgage encumbering Carriage Hills Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Carriage Hills Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $150,000 of capital improvements at Carriage Hills Apartments, consisting primarily of construction related to the fire that occurred in June 2003 (as discussed in "Results of Operations"). These improvements were funded from operations, insurance proceeds, and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $43,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming maturity of debt) of the Partnership. The mortgage indebtedness encumbering Carriage Hills Apartments of approximately $5,011,000 matures in December 2004 with a balloon payment of approximately $4,958,000 due at maturity. The General Partner will attempt to sell the property prior to such maturity date. If the property cannot be sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in the thousands, except per unit data):


                      Three Months                     Three Months
                         Ended         Per Limited        Ended         Per Limited
                       March 31,       Partnership      March 31,       Partnership
                          2004            Unit             2003             Unit

Sale proceeds (1)       $  470           $24.97            $ --            $   --

(1) From the sale of Greentree Apartments on August 19, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,468 limited partnership units (the "Units") in the Partnership representing 61.57% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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

                                    Date:  May 13, 2004

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

Date: May 13, 2004

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


Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.