Form 10QSB
period 2004-06-30
ANGELES PARTNERS X
filed 2004-08-16
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                               ANGELES PARTNERS X
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                              $     26
   Receivables and deposits                                                     18
   Restricted escrow                                                            28
   Other assets                                                                 73
   Investment property:
      Land                                                     $ 101
      Buildings and related personal property                    6,094
                                                                 6,195
      Less accumulated depreciation                             (4,325)      1,870
                                                                          $  2,015

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     22
   Tenant security deposit liabilities                                          16
   Accrued property taxes                                                       79
   Other liabilities                                                            79
   Mortgage note payable                                                     4,991

Partners' Deficit
   General partners                                           $ (224)
   Limited partners (18,625 units issued and
      outstanding)                                             (2,948)      (3,172)
                                                                          $  2,015


         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                            2004        2003        2004        2003
                                                     (Restated)              (Restated)
Revenues:
  Rental income                          $   314      $   347     $   620     $   692
  Other income                                22           21          40          48
  Casualty gain (Note D)                      99           --          99          --
        Total revenues                       435          368         759         740

Expenses:
  Operating                                  129          107         242         252
  General and administrative                  67           40          90          80
  Depreciation                                82           82         162         164
  Interest                                    97           99         195         199
  Property taxes                              42           43          84          86
        Total expenses                       417          371         773         781

Income (loss) from continuing
  operations                                  18           (3)        (14)        (41)

Income (loss) from discontinued
  operations                                  --            7          --          (1)

  Net income (loss)                      $    18      $     4     $   (14)    $   (42)

Net income (loss) allocated to
  general partners (1%)                  $    --      $    --     $    --     $    --

Net income (loss) allocated to
  limited partners (99%)                      18            4         (14)        (42)
                                         $    18      $     4     $   (14)    $   (42)
 Per limited partnership unit:
 Income (loss) from continuing
   operations                            $  0.97      $ (0.17)    $ (0.75)    $ (2.21)
 Income (loss) from discontinued
   operations                                 --         0.38          --       (0.05)
 Net income (loss)                       $  0.97      $  0.21     $ (0.75)    $ (2.26)

 Distributions per limited
   partnership unit                      $    --      $  2.68     $ 24.97     $  2.68


         See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS X
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2003                   18,625         $ (219)    $(2,469)    $(2,688)

Distribution to partners                   --             (5)       (465)       (470)

Net loss for the six months
   ended June 30, 2004                     --             --         (14)         (14)

Partners' deficit
   at June 30, 2004                    18,625        $ (224)     $(2,948)     $(3,172)


         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                       $ (14)       $ (42)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     162          265
   Amortization of discount and loan costs                            9           22
   Casualty gain                                                    (99)          --
   Change in accounts:
      Receivables and deposits                                       66            5
      Other assets                                                  (32)         (46)
      Accounts payable                                               11          (36)
      Tenant security deposit liabilities                             2            4
      Accrued property taxes                                         20           51
      Due to affiliates                                              --           49
      Other liabilities                                             (11)          38
       Net cash provided by operating activities                    114          310

Cash flows from investing activities:
  Insurance proceeds received                                        86           --
  Property improvements and replacements                           (283)         (47)
  Net withdrawals from (deposits to) restricted escrows              26           (8)
       Net cash used in investing activities                       (171)         (55)

Cash flows from financing activities:
  Distributions to partners                                        (470)         (50)
  Payments on mortgage notes payable                                (39)         (72)
  Payments on advances from General Partner                          --          (98)
       Net cash used in financing activities                       (509)        (220)

Net (decrease) increase in cash and cash equivalents               (566)          35

Cash and cash equivalents at beginning of period                    592          111

Cash and cash equivalents at end of period                        $ 26        $ 146

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $ 217        $ 319

At December 31, 2003, approximately $58,000 of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Greentree Apartments, which was sold August 19, 2003, as income (loss) from discontinued operations, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $55,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $55,000 and $34,000 for the six months ended June 30, 2004 and 2003, respectively. These amounts are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $35,000 for the six months ended June 30, 2004. There were no such fees incurred for the six months ended June 30, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property. At June 30, 2004, approximately $20,000 is owed to affiliates of the General Partner and is included in other liabilities.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership funds during 2002 to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the six months ended June 30, 2003. During the six months ended June 30, 2003, the Partnership made principal payments of approximately $98,000 and interest payments of approximately $2,000 to the General Partner. There were no such loans received from the General Partner during the six months ended June 30, 2004. There were no outstanding loans or associated accrued interest at June 30, 2004.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments during the year ended December 31, 2003. The Partnership paid a distribution of approximately $154,000 to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return these amounts to the Partnership.

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for the six months ended June 30, 2004. The Partnership accrued a fee of approximately $9,000 for the six months ended June 30, 2003, which is included in general and administrative expenses. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. This criteria has not been met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $12,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C  - Disposition of Investment Property

On August 19, 2003, the Partnership sold Greentree Apartments to a third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The
Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. The property's operations, income of approximately $7,000 and loss of approximately $1,000, including revenues of approximately $240,000 and $486,000, are included in income (loss) from discontinued operations for the three and six months ended June 30, 2003, respectively.

Note D - Casualty Event

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $287,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets during the year ended December 31, 2003. During the three and six months ended June 30, 2004, the Partnership recognized a casualty gain of approximately $99,000, resulting from the receipt of additional insurance proceeds of approximately $86,000 and an adjustment to correct the previous write-off of undepreciated damaged assets of approximately $13,000.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Carriage Hills Apartments                     91%        96%
        East Lansing, Michigan

The General Partner attributes the decrease in occupancy at Carriage Hills Apartments to a fire which occurred in June 2003 causing six units to be unavailable for lease (as discussed in "Results of Operations").

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended June 30, 2004 was approximately $18,000 compared to net income of approximately $4,000 for the three months ended June 20, 2003. The Partnership's net loss for the six months ended June 30, 2004 was approximately $14,000 compared to net loss of approximately $42,000 for the six months ended June 30, 2003. On August 19, 2003, the Partnership sold Greentree Apartments to a third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. The property's operations, income of approximately $7,000 and loss of approximately $1,000, including revenues of approximately $240,000 and $486,000, are included in income (loss) from discontinued operations for the three and six months ended June 30, 2003, respectively.

The Partnership's income from continuing operations was approximately $18,000 for the three months ended June 30, 2004, compared to loss from continuing operations of approximately $3,000 for the three months ended June 30, 2003. The Partnership's loss from continuing operations for the six months ended June 30, 2004 was approximately $14,000, as compared to loss from continuing operations of approximately $41,000 for the six months ended June 30, 2003. The increase in income from continuing operations for the three months ended June 30, 2004 is due to an increase in total revenues, partially offset by an increase in total expenses. The decrease in loss from continuing operations for the six months ended June 30, 2004 is due to an increase in total revenues. Total expenses remained relatively constant for the six months ended June 30, 2004. The increase in total revenues for both the three and six months ended June 30, 2004 is due to the recognition of a casualty gain during 2004 (as discussed below). The increase in total revenues for the three months ended June 30, 2004 was partially offset by a decrease in rental income. Other income remained relatively constant for the three months ended June 30, 2004. The increase in total revenues for the six months ended June 30, 2004 was partially offset by decreases in both rental and other income. The decrease in rental income for both periods is due to decreases in both occupancy and the average rental rate at Carriage Hills Apartments. The decrease in other income for the six months ended June 30, 2004 is primarily due to a decrease in late charges at the Partnership's investment property.

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $287,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets during the year ended December 31, 2003. During the three and six months ended June 30, 2004, the Partnership recognized a casualty gain of approximately $99,000, resulting from the receipt of additional insurance proceeds of approximately $86,000 and an adjustment to correct the previous write-off of undepreciated damaged assets of approximately $13,000.

The increase in total expenses for the three months ended June 30, 2004 is due to increases in both operating and general and administrative expenses. Total expenses remained relatively constant for the six months ended June 30, 2004, as an increase in general and administrative expenses was offset by a decrease in operating expenses. Depreciation, interest and property tax expenses remained relatively constant for both the three and six months ended June 30, 2004. The increase in operating expenses for the three months ended June 30, 2004 is primarily due to increases in both payroll-related and contract maintenance expenses at the Partnership's investment property. The decrease in operating expenses for the six months ended June 30, 2004 is primarily due to decreases in contract maintenance expense, snow removal, and property management fees as a result of the decrease in rental income at Carriage Hills Apartments. The increase in general and administrative expenses for both the three and six months ended June 30, 2004 is primarily due to an increase in the payment of a Michigan partnership tax, partially offset by a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $26,000, compared to approximately $146,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $566,000, from the Partnership's year ended December 31, 2003, is due to approximately $509,000 of cash used in financing activities and approximately $171,000 of cash used in investing activities, partially offset by approximately $114,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgage encumbering Carriage Hills Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds related to the casualty at Carriage Hills Apartments and net withdrawals from an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Carriage Hills Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $225,000 of capital improvements at Carriage Hills Apartments, consisting primarily of floor covering replacement and construction related to the fire that occurred in June 2003 (as discussed in "Results of Operations"). These improvements were funded from operations, insurance proceeds, and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $27,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming maturity of debt) of the Partnership. The mortgage indebtedness encumbering Carriage Hills Apartments of approximately $4,991,000 matures in December 2004 with a balloon payment of approximately $4,958,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in the thousands, except per unit data):

                       Six Months                       Six Months
                         Ended         Per Limited        Ended         Per Limited
                        June 30,       Partnership       June 30,       Partnership
                          2004            Unit             2003             Unit
Operations              $   --           $   --           $   50           $ 2.68
Sale proceeds (1)          470            24.97               --               --
  Total                 $  470           $24.97           $   50           $ 2.68

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,513 limited partnership units (the "Units") in the Partnership representing 61.81% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.81% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                          ANGELES PARTNERS X


                                    By:   Angeles Realty Corporation
                                          Its General Partner


                                    By:    /s/Martha L. Long
                                           Martha L. Long
                                           Senior Vice President


                                    By:    /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 16, 2004

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


I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly  report on Form 10-QSB of Angeles  Partners
      X;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 16, 2004

                                    /s/ Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 16, 2004


                                           /s/ Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.