Form 10QSB
period 2004-09-30
ANGELES PARTNERS X
filed 2004-11-12
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                              $     43
   Receivables and deposits                                                     16
   Restricted escrow                                                             9
   Other assets                                                                 88
   Investment property:
      Land                                                     $ 101
      Buildings and related personal property                    6,145
                                                                6,246
      Less accumulated depreciation                             (4,403)      1,843
                                                                          $  1,999

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     70
   Tenant security deposit liabilities                                          14
   Accrued property taxes                                                       19
   Other liabilities                                                            90
   Due to affiliates (Note B)                                                   51
   Mortgage note payable                                                     4,971

Partners' Deficit
   General partners                                           $ (225)
   Limited partners (18,625 units issued and
      outstanding)                                             (2,991)      (3,216)
                                                                          $  1,999

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                 2004       2003        2004       2003
Revenues:
  Rental income                                 $ 326       $ 307      $ 946       $ 999
  Other income                                      24          49         64          97
  Casualty gain (Note D)                            --          --         99          --
     Total revenues                                350         356      1,109       1,096

Expenses:
  Operating                                        156         138        398         390
  General and administrative                        21          29        111         109
  Depreciation                                      78          79        240         243
  Interest                                          97          98        292         297
  Property taxes                                    42          40        126         126
     Total expenses                                394         384      1,167       1,165

Loss from continuing operations                    (44)        (28)       (58)        (69)
Loss from discontinued operations                   --         (50)        --         (51)
Gain from sale of discontinued
  operations (Note C)                               --       4,188         --       4,188
Net (loss) income                               $ (44)     $ 4,110     $ (58)     $ 4,068

Net (loss) income allocated to general
  partners                                       $ --       $ 249       $ (1)      $ 249
Net (loss) income allocated to limited
  partners                                         (44)      3,861        (57)      3,819
                                                $ (44)     $ 4,110     $ (58)     $ 4,068
Per limited partnership unit:
Loss from continuing operations                $ (2.36)    $ (1.51)   $ (3.06)    $ (3.65)
Loss from discontinued operations                   --       (2.63)        --       (2.74)
Gain from sale of discontinued operations           --      211.44         --      211.44
Net (loss) income                              $ (2.36)    $207.30    $ (3.06)    $205.05

Distributions per limited partnership unit       $ --      $ 59.55    $ 24.97     $ 62.23


         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS X
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2003                   18,625         $ (219)    $(2,469)    $(2,688)

Distribution to partners                   --             (5)       (465)       (470)

Net loss for the nine months
   ended September 30, 2004                --             (1)        (57)         (58)

Partners' deficit
   at September 30, 2004               18,625        $ (225)     $(2,991)     $(3,216)

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                        2004      2003
Cash flows from operating activities:
  Net (loss) income                                                 $ (58)     $ 4,068
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                            --      (4,188)
   Depreciation                                                        240         375
   Amortization of discounts and loan costs                             14          31
   Casualty gain                                                       (99)         --
   Bad debt expense                                                     25          84
   Loss on early extinguishment of debt                                 --           5
   Change in accounts:
      Receivables and deposits                                          43        (123)
      Other assets                                                     (52)        (25)
      Accounts payable                                                  38         (19)
      Tenant security deposit liabilities                               --         (20)
      Accrued property taxes                                           (40)        (45)
      Due to affiliates                                                 31          49
      Other liabilities                                                 --          24
       Net cash provided by operating activities                       142         216
Cash flows from investing activities:
  Insurance proceeds received                                           86          --
  Proceeds from sale of discontinued operations                         --       5,133
  Property improvements and replacements                              (313)        (81)
  Net withdrawals from restricted escrows                               45          46
       Net cash (used in) provided by investing activities            (182)      5,098
Cash flows from financing activities:
  Advance from affiliate                                                20          --
  Repayment of mortgage notes payable                                   --      (3,260)
  Payments on mortgage notes payable                                   (59)        (96)
  Payments on advances from affiliate                                   --         (98)
  Distributions to partners                                           (470)     (1,381)
       Net cash used in financing activities                          (509)     (4,835)

Net (decrease) increase in cash and cash equivalents                  (549)        479
Cash and cash equivalents at beginning of period                       592         111

Cash and cash equivalents at end of period                           $ 43       $ 590
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 278       $ 456
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable         $ 21        $ --

At December 31, 2003, approximately $58,000 of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2003 reflect the operations of Greentree Apartments, which sold in August 2003, as loss from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $48,000 and $81,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $74,000 and $51,000 for the nine months ended September 30, 2004 and 2003, respectively. These amounts are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $43,000 for the nine months ended September 30, 2004. There were no such fees incurred for the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property. At September 30, 2004, approximately $31,000 is owed to affiliates of the General Partner and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $20,000 to cover a rate lock fee for Carriage Hill Apartments during the nine months ended September 30, 2004. Interest accrues at the prime rate plus 2% (6.75% at September 30, 2004). Interest was less than $1,000 for the nine months ended September 30, 2004. During 2002, an affiliate of the General Partner loaned the Partnership funds to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Partnership made principal payments of approximately $98,000 and interest payments of approximately $2,000 to an affiliate of the General Partner. At September 30, 2004, the total amount of loans and accrued interest due to an affiliate of the General Partner was approximately $20,000 and is included in due to affiliates.

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

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for the nine months ended September 30, 2004. The Partnership accrued a fee of approximately $4,000 for the nine months ended September 30, 2003, which is included in general and administrative expenses. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. This criteria has not been met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During each of the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $18,000 for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On August 19, 2003, the Partnership sold Greentree Apartments to a third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The
Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $4,188,000 for the three and nine months ended September 30, 2003, and this amount is included in gain from sale of discontinued operations. The property's operations, loss of approximately $50,000 and $51,000 for the three and nine months ended September 30, 2003, respectively, including revenues of approximately $125,000 and $611,000 for the three and nine months ended September 30, 2003, respectively, are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 for the three and nine months ended September 30, 2003 due to the write off of unamortized loan costs and discounts, which is also included in loss from discontinued operations.

Note D - Casualty Event

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $287,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets during the year ended December 31, 2003. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $99,000, resulting from the receipt of additional insurance proceeds of approximately $86,000 and an adjustment to correct the previous write-off of undepreciated damaged assets of approximately $13,000. During the three and nine months ended September 30, 2004 the Partnership received approximately $19,000 to cover lost rents, which is included in rental income.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Carriage Hills Apartments                     92%        94%
        East Lansing, Michigan

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $44,000 and $58,000, respectively, compared to net income of approximately $4,110,000 and $4,068,000, respectively, for the three and nine months ended September 30, 2003. The decrease in net income for both the three and nine months ended September 30, 2004 is due to a decrease in gain from sale of discontinued operations. On August 29, 2003, the Partnership sold Greentree Apartments to a third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $4,188,000 for the three and nine months ended September 30, 2003, and this amount is included in gain from sale of discontinued operations. The property's operations, loss of approximately $50,000 and $51,000 for the three and nine months ended September 30, 2003, respectively, including revenues of approximately $125,000 and $611,000 for the three and nine months ended September 30, 2003, respectively, are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 for the three and nine months ended September 30, 2003 due to the write off of unamortized loan costs and discounts, which is included in loss from
discontinued   operations  on  the   accompanying   consolidated   statement  of
operations.

The Partnership's loss from continuing operations was approximately $44,000 and $58,000 for the three and nine months ended September 30, 2004, respectively, compared to loss from continuing operations of approximately $28,000 and $69,000 for the three and nine months ended September 30, 2003, respectively. The increase in loss from continuing operations for the three months ended September 30, 2004 is due to an increase in total expenses and a decrease in total revenues. The decrease in loss from continuing operations for the nine months ended September 30, 2004 is due to an increase in total revenues. Total expenses remained relatively constant for the nine months ended September 30, 2004. The increase in total expenses for the three months ended September 30, 2004 is due to an increase in operating expenses, partially offset by a decrease in general and administrative expenses. Depreciation, interest and property tax expenses remained relatively constant for the three months ended September 30, 2004. Total expenses remained relatively constant for the nine months ended September 30, 2004, as an increase in operating expenses was offset by a decrease in interest expense. Depreciation, property tax, and general and administrative expenses remained relatively constant for the nine months ended September 30, 2004. The increase in operating expenses for both the three and nine months ended September 30, 2004 is primarily due to increases in utility expenses at the Partnership's investment property. The increase in operating expenses for the nine months ended September 30, 2004 was partially offset by a decrease in snow removal expense at the property. The decrease in interest expense for the nine months ended September 30, 2004 is due to scheduled principal payments made on the mortgage encumbering Carriage Hills Apartments, which reduced the carrying balance of the loan. The decrease in general and administrative expenses for the three months ended September 30, 2004 is primarily due to decreases in management reimbursements to the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended September 30, 2004 is due to a decrease in other income, partially offset by an increase in rental income. The increase in total revenues for the nine months ended September 30, 2004 is due to the recognition of a casualty gain during 2004 (as discussed below), partially offset by decreases in both rental and other income. The increase in rental income for the three months ended September 30, 2004 is primarily due to increases in occupancy and insurance proceeds received for lost rents related to the casualty, partially offset by a decrease in the average rental rate at Carriage Hills Apartments. The decrease in rental income for the nine months ended September 30, 2004 is due to decreases in occupancy and the average rental rate, partially offset by insurance proceeds received (as discussed below) and reduced bad debt expense at the property. The decrease in other income for both periods is primarily due to decreases in lease cancellation fees, cleaning fees, and late charges at the property.

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $287,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets during the year ended December 31, 2003. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $99,000, resulting from the receipt of additional insurance proceeds of approximately $86,000 and an adjustment to correct the previous write-off of undepreciated damaged assets of approximately $13,000. During the three and nine months ended September 30, 2004, the Partnership received approximately $19,000 to cover lost rents which is included in rental income.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $43,000, compared to approximately $590,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $549,000, from the Partnership's year ended December 31, 2003, is due to approximately $509,000 of cash used in financing activities and approximately $182,000 of cash used in investing activities, partially offset by approximately $142,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgage encumbering the Partnership's investment property, partially offset by the receipt of an advance from an affiliate of the General Partner. Cash used in investing activities consisted of property improvement and replacements, partially offset by the receipt of insurance proceeds related to the casualty at Carriage Hill Apartments and net withdrawals from an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $276,000 of capital improvements at Carriage Hills Apartments, consisting primarily of air conditioning upgrades, floor covering replacement and construction related to the fire that occurred in June 2003 (as discussed in "Results of Operations"). These improvements were funded from operations, insurance proceeds, and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $49,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming maturity of debt) of the Partnership. The mortgage indebtedness encumbering Carriage Hills Apartments of approximately $4,971,000 matures in December 2004 with a balloon payment of approximately $4,958,000 due at maturity. The General Partner is attempting to refinance such indebtedness prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                      Nine Months                      Nine Months
                         Ended         Per Limited        Ended         Per Limited
                     September 30,     Partnership    September 30,     Partnership
                          2004            Unit             2003             Unit
Operations              $   --           $   --           $   50           $ 2.68
Sale proceeds (1)          470            24.97            1,331            59.55
  Total                 $  470           $24.97           $1,381           $62.23

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.


On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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

                                          ANGELES PARTNERS X


                                    By:   Angeles Realty Corporation
                                          Its General Partner


                                    By:    /s/Martha L. Long
                                           Martha L. Long
                                           Senior Vice President


                                    By:    /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date:  November 12, 2004

                                  EXHIBIT INDEX

Exhibit Number    Description

      3.1 Amended Certificate and Agreement of Limited Partnership dated June 24, 1980, filed in Form 10-K dated October 31, 1982, and is incorporated herein by reference.

      10.4 Purchase and Sale Agreement with Exhibits - Carriage Hills Apartments filed in Form 8-K dated July 30, 1982, and incorporated herein by reference.

      10.13 Promissory Note dated November 20, 1997, by and between Carriage Hills Apartments, Ltd., a Michigan limited partnership, and Lehman Brothers Holdings, Inc., a Delaware corporation, incorporated by reference to the Partnership's Annual Report on Form 10-KSB dated December 31, 1997.

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

Date: November 12, 2004

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


Date: November 12, 2004

                                    /s/ Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/ Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.