Form 10KSB
period 2004-12-31
ANGELES PARTNERS X
filed 2005-03-25
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,441,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to the calendar year 2003 six investment properties were either sold or foreclosed on. On August 19, 2003, the Partnership sold another of its investment properties, Greentree Apartments. The Registrant continues to own and operate one investment property as of December 31, 2004 (see "Item 2 - Description of Property").

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.  Description of Property

The following table sets forth the Partnership's investment in property:

                               Date of
Property                      Purchase      Type of Ownership          Use

Carriage Hills Apartments     07/30/82   Fee ownership subject to a  Apartment -
  East Lansing, Michigan                 first mortgage (1)          143 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99.00% interest.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                       Gross
                     Carrying   Accumulated   Depreciable    Method of       Federal
Property               Value    Depreciation      Life      Depreciation    Tax Basis
                          (in thousands)                                  (in thousands)

Carriage Hills
 Apartments          $ 6,335     $ 4,487        5-30 yrs        S/L           $ 1,697

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property:

                          Principal                                      Principal
                          Balance At                                      Balance
                         December 31,   Interest    Period   Maturity      Due At
       Property              2004         Rate    Amortized    Date     Maturity (2)
                        (in thousands)                                 (in thousands)

Carriage Hills
  Apartments
  1st mortgage             $ 4,875       (1)        30 yrs     9/07      $ 4,598

(1) On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments. The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner. The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% at December 31, 2004). The interest rate resets monthly. The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension. In addition, the new mortgage requires monthly escrow deposits for taxes and a completion repair reserve of approximately $152,000 that was established with the lender at closing. As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the
      Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. In accordance with the terms of the loan agreement relating to the new mortgage, payment of the note may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs. The loan is prepayable without penalty. Total capitalized loan costs for the new mortgage were approximately $119,000 for the year ended December 31, 2004. Loan costs associated with the existing mortgage were fully amortized.

(2) See "Note B - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2004 and 2003 for the property were as follows:

                                    Average Annual              Average Annual
                                     Rental Rate                  Occupancy
                                      (per unit)
 Property                        2004           2003          2004         2003
 Carriage Hills Apartments      $ 9,639       $10,051         92%           93%

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2004, no residential tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2004 for the property were as follows:

                                    2004             2004
                                  Billing            Rate
                                 (in thousands)

Carriage Hills Apartments         $164               6.27%

Capital Improvements:

Carriage Hills Apartments: The Partnership completed approximately $365,000 in capital improvements at Carriage Hills Apartments for the year ended December 31, 2004, consisting primarily of air conditioning upgrades, structural improvements, floor covering replacement, and construction related to the fire that occurred in June 2003, as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation". These improvements were funded from replacement reserves, operations, and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units (the "Units") aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000. The Partnership currently has 823 holders of record owning an aggregate of 18,625 Units. Affiliates of the General Partner owned 11,518 Units or 61.84% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2004            Unit             2003             Unit
Sale proceeds (1)       $  470           $24.97            $1,331          $59.55
Operations                  --               --                50            2.68
Total                   $  470           $24.97            $1,381          $62.23

(1) From the sale of Greentree Apartments on August 19, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $113,000, as compared to net income of approximately $4,271,000 for the year ended December 31, 2003. On August 19, 2003, the Partnership sold Greentree Apartments to a third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $4,283,000 for the year ended December 31, 2003, and this amount is included in gain from sale of discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". The property's operations, loss of approximately $61,000 for the year ended December 31, 2003, including revenues of approximately $600,000 are included in loss from discontinued operations on the consolidated statements of operations. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs and discounts, which is included in loss from discontinued operations on the consolidated statements of operations.

The Partnership's loss from continuing operations was approximately $113,000 for the year ended December 31, 2004, as compared to income from continuing operations of approximately $49,000 for the year ended December 31, 2003. The decrease in income from continuing operations is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to decreases in rental and other income and the recognition of casualty gains (as discussed below). The decrease in rental income is due to decreases in occupancy and the average rental rate, partially offset by reduced bad debt expense at the Partnership's investment property. The decrease in other income is primarily due to decreases in lease cancellation fees, cleaning fees and late charges at the property.

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $287,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets during the year ended December 31, 2003. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $99,000, resulting from the receipt of additional insurance proceeds of approximately $86,000 and an adjustment to correct the previous write-off of undepreciated damaged assets of approximately $13,000. In addition, the Partnership received approximately $19,000 to cover lost rents, which is included in rental income for the year ended December 31, 2004.

The increase in total expenses is due to increases in both operating and property tax expenses, partially offset by decreases in both general and administrative and interest expenses. Depreciation expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in advertising, utility and payroll related expenses at the Partnership's investment property. The increase in property tax expense is due to an increase in the assessed value of Carriage Hills Apartments. Interest expense decreased primarily due to scheduled principal payments made on the mortgage encumbering Carriage Hills Apartments, which reduced the carrying balance of the loan, and the December 2004 refinance of the mortgage encumbering the property at a lower, variable interest rate (as discussed in "Liquidity and Capital Resources"). The decrease in general and administrative expenses is primarily due to decreases in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and audit fees. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $71,000, compared to approximately $592,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $521,000 is due to approximately $435,000 of cash used in investing activities and approximately $214,000 of cash used in financing activities, partially offset by approximately $128,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by the receipt of insurance proceeds related to the casualty at Carriage Hills Apartments. Cash used in financing activities consisted of a distribution to partners, payments of principal made on the mortgage encumbering Carriage Hills Apartments, the repayment of the existing mortgage encumbering Carriage Hills Apartments, and loan costs paid, partially offset by proceeds received related to the refinancing of the mortgage encumbering Carriage Hills Apartments and advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments. The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner. The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, at which time a balloon payment of approximately $4,598,000 is due, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% at December 31, 2004). The interest rate resets monthly. The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension. In addition, the new mortgage requires monthly escrow deposits for taxes and a completion repair reserve of approximately $152,000 that was established with the lender at closing. As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. In accordance with the terms of the loan agreement relating to the new mortgage, payment of the note may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs. Total capitalized loan costs for the new mortgage were approximately $119,000 and are included in other assets on the consolidated balance sheet included in "Item 7. Financial Statements". Loan costs associated with the existing mortgage were fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2004            Unit             2003             Unit
Sale proceeds (1)       $  470           $24.97            $1,331          $59.55
Operations                  --               --                50            2.68
Total                   $  470           $24.97            $1,381          $62.23

(1) From the sale of Greentree Apartments on August 19, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.  Financial Statements


ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Angeles Partners X

We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                               ANGELES PARTNERS X

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                  $ 71
   Receivables and deposits                                                       97
   Restricted escrow                                                             152
   Other assets                                                                  182
   Investment property (Notes B and G):
      Land                                                     $ 101
      Buildings and related personal property                    6,234
                                                                6,335
      Less accumulated depreciation                             (4,487)        1,848
                                                                            $ 2,350

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 27
   Tenant security deposit liabilities                                            13
   Accrued property taxes                                                         60
   Other liabilities                                                              67
   Due to affiliates (Note F)                                                    579
   Mortgage note payable (Note B)                                              4,875

Partners' Deficit
   General partners                                           $   (225)
   Limited partners (18,625 units issued and
      outstanding)                                              (3,046)      (3,271)
                                                                            $ 2,350

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                                Years Ended December 31,
                                                                  2004           2003

Revenues:
  Rental income                                                 $ 1,255         $ 1,296
  Other income                                                       87             123
  Casualty gain (Note E)                                             99             153
     Total revenues                                               1,441           1,572

Expenses:
  Operating                                                         571             503
  General and administrative                                        120             150
  Depreciation                                                      324             322
  Interest                                                          371             395
  Property taxes                                                    168             153
     Total expenses                                               1,554           1,523

(Loss) income from continuing operations                           (113)             49
Loss from discontinued operations (Note D)                           --             (61)
Gain from sale of discontinued operations (Note D)                   --           4,283
Net (loss) income (Note C)                                       $ (113)        $ 4,271

Net (loss) income allocated to general partners                   $ (1)          $ 251
Net (loss) income allocated to limited partners                    (112)          4,020
                                                                 $ (113)        $ 4,271
Per limited partnership unit:
(Loss) income from continuing operations                        $ (6.01)        $ 2.58
Loss from discontinued operations                                    --           (3.22)
Gain from sale of discontinued operations                            --          216.48
Net (loss) income                                               $ (6.01)        $215.84

Distributions per limited partnership unit                      $ 24.97         $ 62.23

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                            Limited
                                          Partnership    General     Limited
                                             Units       Partners   Partners      Total

Original capital contributions              18,714       $    1     $18,714     $18,715

Partners' deficit
   at December 31, 2002                     18,625       $ (248)    $(5,330)    $(5,578)

Distributions to Partners                       --         (222)     (1,159)     (1,381)

Net income for the year ended
   December 31, 2003                            --          251       4,020       4,271

Partners' deficit at
   December 31, 2003                        18,625         (219)     (2,469)     (2,688)

Distribution to partners                        --           (5)       (465)       (470)

Net loss for the year
   ended December 31, 2004                      --           (1)       (112)       (113)

Partners' deficit
   at December 31, 2004                     18,625       $ (225)    $(3,046)    $(3,271)

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2004          2003
Cash flows from operating activities:
  Net (loss) income                                              $ (113)      $ 4,271
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                          --       (4,283)
   Depreciation                                                      324          454
   Amortization of discounts and loan costs                           16           35
   Bad debt expense                                                   28          102
   Loss on early extinguishment of debt                               --            5
   Casualty gain                                                     (99)        (153)
   Change in accounts:
      Receivables and deposits                                       (41)        (156)
      Other assets                                                   (29)         (23)
      Accounts payable                                                16          (63)
      Tenant security deposit liabilities                             (1)         (23)
      Accrued property taxes                                           1          (14)
      Due to affiliates                                               49           49
      Other liabilities                                              (23)           1
       Net cash provided by operating activities                     128          202
Cash flows from investing activities:
  Proceeds from sale of discontinued operations                       --        5,133
  Property improvements and replacements                            (423)        (223)
  Insurance proceeds received                                         86          191
  Net (deposits to) withdrawals from restricted escrows              (98)          32
       Net cash (used in) provided by investing activities          (435)       5,133
Cash flows from financing activities:
  Proceeds from mortgage note payable                              4,875           --
  Repayment of mortgage notes payable                             (4,958)      (3,260)
  Payments on mortgage notes payable                                 (72)        (115)
  Advances from affiliate                                            530           15
  Payments on advances from affiliate                                 --         (113)
  Loan costs paid                                                   (119)         --
  Distributions to partners                                         (470)      (1,381)
       Net cash used in financing activities                        (214)      (4,854)
Net (decrease) increase in cash and cash equivalents                (521)         481
Cash and cash equivalents at beginning of year                       592          111
Cash and cash equivalents at end of year                          $ 71         $ 592
Supplemental disclosure of cash flow information:
Cash paid for interest                                            $ 396        $ 550
Supplemental disclosure of non-cash activity:
 Property improvements and replacements included in
   accounts payable                                               $ --         $ 58

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $63,000 at December 31, 2004 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Restricted Escrow: A completion repair reserve account was established in conjunction with the refinancing of the mortgage encumbering Carriage Hills Apartments (see "Note B") to fund capital improvements at the property. The balance in the account was approximately $152,000 at December 31, 2004.

Deferred Costs: Loan costs of approximately $119,000 are included in other assets on the accompanying consolidated balance sheet. Loan costs are amortized over the term of the related loan agreement. Amortization expense for 2004 was approximately $16,000 and is included in interest expense. Amortization expense is expected to be approximately $45,000 in each of the years 2005 and 2006 and $29,000 in 2007.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying value.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $36,000 and $30,000, for the years ended December 31, 2004 and 2003, respectively, are included in operating expenses and loss from discontinued operations.

Note B - Mortgage Note Payable

                            Principal       Monthly                            Principal
                            Balance At      Payment                             Balance
                           December 31,    Including   Interest   Maturity      Due At
Property                       2004        Interest      Rate       Date       Maturity
                                 (in thousands)                             (in thousands)
Carriage Hills
  Apartments
  1st mortgage                $4,875         $ 23         (1)       9/07        $4,598

(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments. The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner. The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% at December 31, 2004). The interest rate resets monthly. The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension. In addition, the new mortgage requires monthly escrow deposits for taxes and a completion repair reserve of approximately $152,000 that was established with the lender at closing. As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. In accordance with the terms of the loan agreement relating to the new mortgage, payment of the note may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs. The loan is prepayable without penalty. Total capitalized loan costs for the new mortgage were approximately $119,000 for the year ended December 31, 2004 and are included in other assets. Loan costs associated with the existing mortgage were fully amortized.

The mortgage note payable is nonrecourse and is secured by pledge of the property and by a pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004 are as follows (in thousands):

                             2005             $    93
                             2006                 104
                             2007               4,678
                             Total            $ 4,875

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands):

                                          2004          2003

Net (loss) income as reported            $  (113)      $ 4,271
Add (deduct):
     Depreciation differences                125           189
     Unearned income                          24           (33)
     Other                                    98           (36)
     Casualty gain                          (252)         (153)
     Mortgage discount                        --             2
     Gain on sale of property                 --          (116)
Federal taxable (loss) income            $  (118)      $ 4,124

Federal taxable (loss) income per
     limited partnership unit            $ (5.92)      $161.93

The  following  is  a   reconciliation   at  December  31,  2004,   between  the
Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities - as reported         $(3,271)
 Land and buildings                       585
 Accumulated depreciation                (736)
 Syndication fees                       2,071
 Other                                     43
Net liabilities - Federal tax basis   $(1,308)

Note D  - Disposition of Investment Property

On August 19, 2003, the Partnership sold Greentree Apartments to a third party for a gross sale price of $5,250,000. The net proceeds realized by the Partnership were approximately $5,133,000 after payment of closing costs. The
Partnership used approximately $3,260,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $4,283,000 for the year ended December 31, 2003, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, loss of approximately $61,000 for the year ended December 31, 2003, including revenues of approximately $600,000 is included in loss from discontinued operations on the accompanying consolidated statements of operations. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs and discounts, which is included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note E - Casualty Event

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $287,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets during the year ended December 31, 2003. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $99,000, resulting from the receipt of additional insurance proceeds of approximately $86,000 and an adjustment to correct the previous write-off of undepreciated damaged assets of approximately $13,000. During the year ended December 31, 2004, the Partnership received approximately $19,000 to cover lost rents, which is included in rental income.

Note F - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $97,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $93,000 and
$80,000 for the years ended December 31, 2004 and 2003, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $48,000. The construction management service fees are calculated based on a percentage of current additions to investment property. There were no such fees incurred for the year ended December 31, 2003. At December 31, 2004, approximately $46,000 is owed to affiliates of the General Partner and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses at the property during the year ended December 31, 2004. During 2003 an affiliate of the General Partner advanced the Partnership approximately $15,000 to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004).
Interest expense was approximately $3,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2003, the Partnership made principal payments of approximately $113,000 and interest payments of approximately $2,000 to an affiliate of the General Partner. At December 31, 2004, the total amount of loans and accrued interest due to an affiliate of the General Partner was approximately $533,000 and is included in due to affiliates.

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

In connection with the refinancing of the mortgage encumbering Carriage Hills Apartments, the Partnership paid a fee of approximately $49,000 to the General Partner during the year ended December 31, 2004. This fee has been capitalized, is included in other assets and is being amortized over the term of the related loan agreement.

The Partnership Agreement provides for a fee equal to 5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for either of the years ended December 31, 2004 or 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note G - Investment Property and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
        Description           Encumbrances     Land       Property      Acquisition
                             (in thousands)                           (in thousands)

Carriage Hills Apartments       $ 4,875     $   101       $ 3,509        $ 2,725

                          Gross Amount At Which Carried
                         At December 31, 2004
                            (in thousands)

                            Buildings
                           And Related
                            Personal             Accumulated    Date of      Date   Depreciable
    Description      Land   Property     Total   Depreciation Construction Acquired    Life
                                               (in thousands)

Carriage Hills       $ 101   $ 6,234   $ 6,335     $ 4,487       6/72     07/30/82  5-30 yrs
  Apartments

Reconciliation of "investment property and accumulated depreciation":

                                                Years Ended December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Property

Balance at beginning of year                   $ 5,997          $10,941
    Property improvements                          365              281
    Sale of investment property                     --           (5,100)
    Disposal of property                           (27)            (125)
Balance at end of year                         $ 6,335          $ 5,997

Accumulated Depreciation

Balance at beginning of year                   $ 4,203          $ 8,102
    Depreciation expense                           324              454
    Sale of investment property                     --           (4,266)
    Disposal of property                           (40)             (87)
Balance at end of year                         $ 4,487          $ 4,203

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $6,920,000 and $6,711,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $5,223,000 and $5,024,000, respectively.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

None.

                                    PART III


Item 9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance  with Section 16(a) of the Exchange Act

The Registrant has no officers or directors.

The names and ages of, as well as the positions and offices held by, the officers and directors of the general partner of the Partnership, Angeles Realty Corporation (the "General Partner" or "ARC"), are set forth below. There are no family relationships between or among any officers and directors.

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units (the "Units") of the Registrant as of December 31, 2004.

Entity                                  Number of Units      Percentage

AIMCO IPLP, LP                                 135               .72%
(an affiliate of AIMCO)
Cooper River Properties, LLC                 3,784             20.32%
(an affiliate of AIMCO)
AIMCO Properties, LP                         7,599             40.80%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, LP, are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $97,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $93,000 and
$80,000 for the years ended December 31, 2004 and 2003, respectively. These amounts are included in general and administrative expenses and investment property on the consolidated financial statements included in "Item 7. Financial Statements". The portion of these reimbursements included in investment property for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $48,000. The construction management service fees are calculated based on a percentage of current additions to investment property. There were no such fees incurred for the year ended December 31, 2003. At December 31, 2004, approximately $46,000 is owed to affiliates of the General Partner and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements".

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses at the property during the year ended December 31, 2004. During 2003, an affiliate of the General Partner advanced the Partnership approximately $15,000 to cover capital improvements at Greentree Apartments and Carriage Hills Apartments. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004). Interest was approximately $3,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2003, the Partnership made principal payments of approximately $113,000 and interest payments of approximately $2,000 to an affiliate of the General Partner. At December 31, 2004, the total amount of loans and accrued interest due to an affiliate of the General Partner was approximately $533,000 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements".

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

In connection with the refinancing of the mortgage encumbering Carriage Hills Apartments, the Partnership paid a fee of approximately $49,000 to the General Partner during the year ended December 31, 2004. This fee has been capitalized, is included in other assets on the consolidated balance sheet included in "Item
7. Financial Statements" and is being amortized over the term of the related loan agreement.

The Partnership Agreement provides for a fee equal to 5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for either of the years ended December 31, 2004 or 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13. Exhibits

See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $29,000 and $41,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $11,000 and $13,000 for 2004 and 2003, respectively.

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


                                 Date:   March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Harry G. Alcock            Director and Executive  Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior     Date: March 25, 2005
Martha L. Long                Vice President


/s/Stephen B. Waters          Vice President          Date: March 25, 2005
Stephen B. Waters

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

      10.18 Loan Agreement dated November 30, 2004 between Carriage APX, a Michigan limited partnership and GMAC Commercial Mortgage Corporation, filed on Form 8-K dated December 1, 2004 and incorporated herein by reference.

      10.19 Promissory Note dated November 30, 2004 between Carriage APX, a Michigan limited partnership and GMAC Commercial Mortgage Corporation, filed on Form 8-K dated December 1, 2004 and incorporated herein by reference.

      10.20 Guaranty dated November 30, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation, filed on Form 8-K dated December 1, 2004 and incorporated herein by reference.

      10.21 Completion/Repair and Security Agreement dated November 30, 2004 between Carriage Hills APX, a Michigan limited partnership and GMAC Commercial Mortgage Corporation, filed on Form 8-K dated December 1, 2004 and incorporated herein by reference.

      10.22 Assignment of Security Instrument dated November 30, 2004 between GMAC Commercial Mortgage Corporation and Fannie Mae, filed on Form 8-K dated December 1, 2004 and incorporated herein by reference.

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

Date: March 25, 2005

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


Date: March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners X (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.