Form 10QSB
period 2005-03-31
ANGELES PARTNERS X
filed 2005-05-12
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                              $     60
   Receivables and deposits                                                     78
   Restricted escrow                                                           152
   Other assets                                                                184
   Investment property:
      Land                                                     $ 101
      Buildings and related personal property                    6,263
                                                                 6,364
      Less accumulated depreciation                             (4,571)      1,793
                                                                          $  2,267

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     14
   Tenant security deposit liabilities                                          18
   Accrued property taxes                                                       41
   Other liabilities                                                            51
   Due to affiliates (Note B)                                                  598
   Mortgage note payable                                                     4,850

Partners' Deficit
   General partners                                           $ (225)
   Limited partners (18,625 units issued and
      outstanding)                                             (3,080)      (3,305)
                                                                          $  2,267


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                             Three Months Ended
                                                                 March 31,
                                                               2005     2004

Revenues:
   Rental income                                          $  293       $  306
   Other income                                               31           18
      Total revenues                                         324          324

Expenses:
   Operating                                                 147          113
   General and administrative                                 21           23
   Depreciation                                               84           80
   Interest                                                   62           98
   Property taxes                                             44           42
      Total expenses                                         358          356

Net loss                                                  $  (34)      $  (32)

Net loss allocated to general partners (1%)               $   --       $   --
Net loss allocated to limited partners (99%)                 (34)         (32)
                                                          $  (34)      $  (32)

Net loss per limited partnership unit                     $(1.83)      $(1.72)

Distribution per limited partnership unit                 $   --       $24.97

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS X
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2004                   18,625        $ (225)     $(3,046)    $(3,271)

Net loss for the three months
   ended March 31, 2005                    --             --         (34)         (34)

Partners' deficit
   at March 31, 2005                   18,625        $ (225)     $(3,080)     $(3,305)

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                    2005       2004
Cash flows from operating activities:
  Net loss                                                      $   (34)     $   (32)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                      84           80
   Amortization of loan costs                                        11            5
  Change in accounts:
      Receivables and deposits                                       19           51
      Other assets                                                   (6)         (23)
      Accounts payable                                              (13)          40
      Tenant security deposit liabilities                             5            1
      Accrued property taxes                                        (19)         (22)
      Due to affiliates                                              19           --
      Other liabilities                                             (16)           3

       Net cash provided by operating activities                     50          103

Cash flows from investing activities:
  Property improvements and replacements                            (29)        (174)
  Net withdrawals from restricted escrows                            --           40

       Net cash used in investing activities                        (29)        (134)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (25)         (19)
  Loan costs paid                                                    (7)          --
  Distribution to partners                                           --         (470)

       Net cash used in financing activities                        (32)        (489)

Net decrease in cash and cash equivalents                           (11)        (520)

Cash and cash equivalents at beginning of period                     71          592

Cash and cash equivalents at end of period                      $    60      $    72

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    46      $    93
Supplemental disclosure of non-cash activity:
 Property improvements and replacements in accounts payable     $    --      $    34


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $17,000 and $16,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $19,000 and $45,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $8,000 and $35,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At March 31, 2005, approximately $58,000 is owed to affiliates of the General Partner and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses at the property during the third and fourth quarters of 2004. Interest accrues at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was approximately $7,000 for the three months ended March 31, 2005. At March 31, 2005, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $540,000 and is included in due to affiliates. There were no such advances made by affiliates of the General Partner to the Partnership during the three months ended March 31, 2004.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments in 2003. The Partnership paid a distribution of approximately $154,000 to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return these amounts to the Partnership.

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for the three months ended March 31, 2005 or 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $17,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Carriage Hills Apartments                     88%        88%
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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $34,000, compared to approximately $32,000 for the three months ended March 31, 2004. Net loss remained relatively constant, as total revenues and total expenses remained relatively constant for the comparable periods. Total revenues remained relatively constant, as an increase in other income was offset by a decrease in rental income. The increase in other income is primarily due to increases in lease cancellation fees, cable television revenue, and application fees at the Partnership's investment property. The decrease in rental income is primarily due to a decrease in the average rental rate at the property.

Total expenses remained relatively constant, as an increase in operating expenses was offset by a decrease in interest expense. Depreciation, property tax, and general and administrative expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in utility and advertising expenses at Carriage Hills Apartments. Interest expense decreased primarily due to the December 2004 refinancing of the mortgage encumbering Carriage Hills Apartments at a lower, variable interest rate (as discussed in "Liquidity and Capital Resources"). Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $60,000, compared to approximately $72,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $11,000, from December 31, 2004, is due to approximately $32,000 of cash used in financing activities and approximately $29,000 of cash used in investing activities, partially offset by approximately $50,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Carriage Hills Apartments and loan costs paid related to the December 2004 refinance of the mortgage encumbering the property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2005, the Partnership completed approximately $29,000 of capital improvements at Carriage Hills Apartments, consisting primarily of water heater and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments. The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner. The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, at which time a balloon payment of approximately $4,598,000 is due, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.65% at March 31, 2005). The interest rate resets monthly. The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension. In addition, the new mortgage requires a completion repair reserve of approximately $152,000 that was established with the lender at closing and monthly escrow deposits for taxes. As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the new mortgage were approximately $119,000 for the year ended December 31, 2004. Approximately $7,000 in additional loan costs were capitalized during the three months ended March 31, 2005 and are included in other assets.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):

                      Three Months                     Three Months
                         Ended         Per Limited        Ended         Per Limited
                       March 31,       Partnership      March 31,       Partnership
                          2005            Unit             2004             Unit

Sale proceeds (1)        $  --           $  --             $ 470           $24.97

(1) From the August 2003 sale of Greentree Apartments.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.


The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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



                                          ANGELES PARTNERS X


                                    By:   Angeles Realty Corporation
                                          Its General Partner


                                    By:    /s/Martha L. Long
                                           Martha L. Long
                                           Senior Vice President


                                    By:    /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date:  May 12, 2005

                               ANGELES PARTNERS X

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

Date: May 12, 2005

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


Date: May 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.