Form 10QSB
period 2005-06-30
ANGELES PARTNERS X
filed 2005-08-12
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                              $     39
   Receivables and deposits                                                    124
   Restricted escrow                                                           152
   Other assets                                                                152
   Investment property:
      Land                                                     $ 101
      Buildings and related personal property                    6,502
                                                                 6,603
      Less accumulated depreciation                             (4,657)      1,946
                                                                          $  2,413

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $    140
   Tenant security deposit liabilities                                          19
   Accrued property taxes                                                       86
   Other liabilities                                                            55
   Due to affiliates (Note B)                                                  641
   Mortgage note payable                                                     4,828

Partners' Deficit
   General partners                                           $ (226)
   Limited partners (18,625 units issued and
      outstanding)                                             (3,130)      (3,356)
                                                                          $  2,413


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                            2005        2004        2005        2004
Revenues:
  Rental income                          $   315     $   314      $   608    $   620
  Other income                                25          22           56         40
  Casualty gain (Note C)                      --          99           --         99
        Total revenues                       340         435          664        759

Expenses:
  Operating                                  164         129          311        242
  General and administrative                  27          67           48         90
  Depreciation                                86          82          170        162
  Interest                                    69          97          131        195
  Property taxes                              45          42           89         84
        Total expenses                       391         417          749        773

Net (loss) income                        $   (51)    $    18      $   (85)   $   (14)

Net (loss) income allocated to
  general partners (1%)                  $    (1)    $    --      $    (1)   $    --

Net (loss) income allocated to
  limited partners (99%)                     (50)         18          (84)       (14)
                                         $   (51)    $    18      $   (85)   $   (14)
 Net (loss) income per limited
  partnership unit                       $ (2.68)    $  0.97      $ (4.51)   $ (0.75)

 Distributions per limited
   partnership unit                      $    --     $    --      $    --    $ 24.97


         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS X
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2004                   18,625         $ (225)    $(3,046)    $(3,271)

Net loss for the six months
   ended June 30, 2005                     --             (1)        (84)         (85)

Partners' deficit
   at June 30, 2005                    18,625        $ (226)     $(3,130)     $(3,356)



         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2005        2004
Cash flows from operating activities:
  Net loss                                                       $ (85)       $ (14)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     170          162
   Amortization of loan costs                                        22            9
   Casualty gain                                                     --          (99)
   Change in accounts:
      Receivables and deposits                                      (27)          66
      Other assets                                                    3          (32)
      Accounts payable                                              (12)          11
      Tenant security deposit liabilities                             6            2
      Accrued property taxes                                         26           20
      Due to affiliates                                              39           --
      Other liabilities                                             (12)         (11)
       Net cash provided by operating activities                    130          114

Cash flows from investing activities:
  Insurance proceeds received                                        --           86
  Property improvements and replacements                           (143)        (283)
  Net withdrawals from restricted escrows                            --           26
       Net cash used in investing activities                       (143)        (171)

Cash flows from financing activities:
  Distributions to partners                                          --         (470)
  Advance from affiliate                                             23           --
  Payments on mortgage notes payable                                (47)         (39)
  Loan costs refunded, net                                            5           --
       Net cash used in financing activities                        (19)        (509)

Net decrease in cash and cash equivalents                           (32)        (566)

Cash and cash equivalents at beginning of period                     71          592

Cash and cash equivalents at end of period                        $ 39        $ 26

Supplemental disclosure of cash flow information:
Cash paid for interest                                            $ 97        $ 217

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
 payable                                                         $ 125        $ --

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $34,000 and $32,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $55,000 for the six months ended June 30, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $18,000 and $35,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At June 30, 2005, approximately $70,000 is owed to affiliates of the General Partner for unpaid reimbursements and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses at the property during the third and fourth quarters of 2004. During the six months ended June 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $23,000 to fund capital improvements at Carriage Hills Apartments. Interest accrues at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $15,000 for the six months ended June 30, 2005. At June 30, 2005, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $571,000 and is included in due to affiliates. There were no such advances made by affiliates of the General Partner to the Partnership during the six months ended June 30, 2004. Subsequent to June 30, 2005, an affiliate of the General Partner advanced approximately $121,000 to the Partnership to fund capital improvements at Carriage Hills Apartments.

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

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for the six months ended June 30, 2005 or 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $18,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

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

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Carriage Hills Apartments                     90%        91%
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

Results of Operations

The Partnership's net loss for the three months ended June 30, 2005 was approximately $51,000, compared to net income of approximately $18,000 for the three months ended June 30, 2004. The Partnership's net loss for the six months ended June 30, 2005 was approximately $85,000, compared to approximately $14,000 for the six months ended June 30, 2004. The increase in net loss for both periods is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues for both the three and six months ended June 30, 2005 is due to the recognition of a casualty gain during 2004. The decrease in total revenues for the six months ended June 30, 2005 is due to a lesser extent to a decrease in rental income, partially offset by an increase in other income. Both rental and other income remained relatively constant for the three months ended June 30, 2005. The decrease in rental income for the six months ended June 30, 2005 is due to decreases in both occupancy and the average rental rate at Carriage Hills Apartments, partially offset by reduced bad debt expense. The increase in other income for the six months ended June 30, 2005 is primarily due to increases in utility reimbursements, cable television revenue, and application fees at the Partnership's investment property.

The decrease in total expenses for both the three and six months ended June 30, 2005 is due to decreases in both interest and general and administrative expenses. The decrease in total expenses for the three months ended June 30, 2005 was partially offset by an increase in operating expenses. The decrease in total expenses for the six months ended June 30, 2005 was partially offset by increases in operating, depreciation, and property tax expenses. Both depreciation and property tax expense remained relatively constant for the three months ended June 30, 2005. The decrease in interest expense for both the three and six months ended June 30, 2005 is primarily due to the December 2004 refinancing of the mortgage encumbering Carriage Hills Apartments at a lower, variable interest rate (as discussed in "Liquidity and Capital Resources"), partially offset by increases in interest on advances from an affiliate of the General Partner and amortization expense of loan costs. The increase in operating expenses for both periods is primarily due to increases in payroll, utility, and contract maintenance expenses at the Partnership's investment property. The increase in depreciation expense for the six months ended June 30, 2005 is due to property improvements and replacements placed into service at the property during the past twelve months. The increase in property tax expense is due to increases in the assessed value and tax rate at the property. General and administrative expenses decreased for both the three and six months ended June 30, 2005 primarily due to a decrease in the payment of a Michigan partnership tax. Included in general and administrative expenses for both the three and six months ended June 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $39,000, compared to approximately $26,000 at June 30, 2004. The decrease in cash and cash equivalents of approximately $32,000, from December 31, 2004, is due to approximately $143,000 of cash used in investing activities and approximately $19,000 of cash used in financing activities, partially offset by approximately $130,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Carriage Hills Apartments, partially offset by an advance from an affiliate of the General Partner and loan costs refunded related to the December 2004 refinance of the mortgage encumbering the property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2005, the Partnership completed approximately $268,000 of capital improvements at Carriage Hills Apartments, consisting primarily of structural upgrades, parking area upgrades, water heater upgrades and floor covering replacement. These improvements were funded from operations and an advance from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments. The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner. The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, at which time a balloon payment of approximately $4,598,000 is due, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (4.12% at June 30, 2005). The interest rate resets monthly. The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension. In addition, the new mortgage requires a completion repair reserve of approximately $152,000 that was established with the lender at closing and monthly escrow deposits for taxes. As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the new mortgage were approximately $119,000 for the year ended December 31, 2004. Approximately $5,000 in loan costs were refunded during the six months ended June 30, 2005.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                       Six Months                       Six Months
                         Ended         Per Limited        Ended         Per Limited
                        June 30,       Partnership       June 30,       Partnership
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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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

  32.1 Certification of equivalent of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2005

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


Date: August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.