Form 10QSB
period 2005-09-30
ANGELES PARTNERS X
filed 2005-11-14
CIK 317900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                               ANGELES PARTNERS X
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                              $     12
   Receivables and deposits                                                    154
   Restricted escrow                                                           152
   Other assets                                                                135
   Investment property:
      Land                                                     $   101
      Buildings and related personal property                    6,595
                                                                 6,696
      Less accumulated depreciation                             (4,755)      1,941
                                                                          $  2,394

Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                    $     18
   Accrued property taxes                                                      128
   Other liabilities                                                            57
   Due to affiliates (Note B)                                                  797
   Mortgage note payable                                                     4,799

Partners' Deficit
   General partners                                           $ (226)
   Limited partners (18,625 units issued and
      outstanding)                                             (3,179)      (3,405)
                                                                          $  2,394

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                 2005       2004        2005       2004
Revenues:
  Rental income                                 $ 324       $ 326      $ 932       $ 946
  Other income                                      29          24         85          64
  Casualty gain (Note C)                            --          --         --          99
     Total revenues                                353         350      1,017       1,109

Expenses:
  Operating                                        154         156        465         398
  General and administrative                        26          21         74         111
  Depreciation                                      98          78        268         240
  Interest                                          80          97        211         292
  Property taxes                                    44          42        133         126
     Total expenses                                402         394      1,151       1,167

Net loss                                        $ (49)      $ (44)     $ (134)     $ (58)

Net loss allocated to general
  partners (1%)                                  $ --       $ --        $ (1)      $ (1)
Net loss allocated to limited
  partners (99%)                                   (49)        (44)      (133)        (57)
                                                $ (49)      $ (44)     $ (134)     $ (58)

Net loss per limited partnership unit          $ (2.63)    $ (2.36)   $ (7.14)    $ (3.06)

Distributions per limited partnership unit       $ --       $ --        $ --      $ 24.97

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS X
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         18,714          $ 1        $18,714    $18,715

Partners' deficit at
   December 31, 2004                   18,625         $ (225)    $(3,046)    $(3,271)

Net loss for the nine months
   ended September 30, 2005                --             (1)       (133)        (134)

Partners' deficit
   at September 30, 2005               18,625        $ (226)     $(3,179)     $(3,405)

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                      2005      2004
Cash flows from operating activities:
  Net loss                                                          $ (134)     $ (58)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                        268         240
   Amortization of loan costs                                           34          14
   Casualty gain                                                        --         (99)
   Bad debt expense                                                     10          25
   Change in accounts:
      Receivables and deposits                                         (67)         43
      Other assets                                                       8         (52)
      Accounts payable                                                 (27)         38
      Tenant security deposit liabilities                                5          --
      Accrued property taxes                                            68         (40)
      Due to affiliates                                                 58          31
      Other liabilities                                                (10)         --
       Net cash provided by operating activities                       213         142

Cash flows from investing activities:
  Insurance proceeds received                                           --          86
  Property improvements and replacements                              (361)       (313)
  Net withdrawals from restricted escrows                               --          45
       Net cash used in investing activities                          (361)       (182)

Cash flows from financing activities:
  Distributions to partners                                             --        (470)
  Advances from affiliate                                              160          20
  Payments on mortgage notes payable                                   (76)        (59)
  Loan costs refunded, net                                               5          --
       Net cash provided by (used in) financing activities              89        (509)


Net decrease in cash and cash equivalents                              (59)       (549)

Cash and cash equivalents at beginning of period                        71         592


Cash and cash equivalents at end of period                           $ 12        $ 43

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 157       $ 278

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable         $ --        $ 21

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS X
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $51,000 and $48,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $79,000 and $74,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $45,000 and $43,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment property. At September 30, 2005, approximately $78,000 is owed to affiliates of the General Partner for unpaid reimbursements and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $20,000 to cover operating expenses at the property during the nine months ended September 30, 2004. During the fourth quarter of 2004, an affiliate of the General Partner advanced the Partnership approximately $510,000 to repay the mortgage encumbering Carriage Hills Apartments. During the nine months ended September 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $160,000 to fund capital improvements and operating expenses at Carriage Hills Apartments. Interest accrues at the prime rate plus 2% (8.75% at September 30, 2005).
Interest expense was approximately $26,000 and less than $1,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $719,000 and is included in due to affiliates.

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

The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The General Partner did not earn a fee for the nine months ended September 30, 2005 or 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $18,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines of penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Carriage Hills Apartments                     92%        92%
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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $49,000 and 134,000, respectively, compared to net loss of approximately $44,000 and $58,000, respectively, for the three and nine months ended September 30, 2004. The increase in net loss for the three months ended September 30, 2005 is due to an increase in total expenses. The increase in net loss for the nine months ended September 30, 2005 is due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues remained relatively constant for the three months ended September 30, 2005 as both rental and other income remained relatively constant. The decrease in total revenues for the nine months ended September 30, 2005 is due to recognition of a casualty gain during 2004 (as discussed below) and a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is due to a decrease in the average rental rate at Carriage Hills Apartments and the receipt of insurance proceeds to cover lost rents during 2004 related to the casualty, partially offset by reduced bad debt expense at the property. The increase in other income for the nine months ended September 30, 2005 is primarily due to increases in utility reimbursements, cable television revenue, and application fees at the Partnership's investment property.

The increase in total expenses for the three months ended September 30, 2005 is due to increases in both depreciation and general and administrative expenses, partially offset by a decrease in interest expense. Both operating and property tax expenses remained relatively constant for the three months ended September 30, 2005. The increase in total expenses for the nine months ended September 30, 2005 is due to increases in operating, depreciation, and property tax expenses, partially offset by decreases in both interest and general and administrative expenses. The increase in operating expenses for the nine months ended September 30, 2005 is due to increases in contract maintenance, supplies, and payroll related expenses at the Partnership's investment property. The decrease in interest expense for both the three and nine months ended September 30, 2005 is primarily due to the December 2004 refinancing of the mortgage encumbering Carriage Hills Apartments at a lower, variable interest rate (as discussed in Liquidity and Capital Resources"), partially offset by increases in interest on advances from an affiliate of the General Partner and amortization expense of loan costs. The increase in depreciation expense for both the three and nine months ended September 30, 2005 is due to property improvements and replacements placed into service at the property during the past twelve months. The increase in property tax expense for the nine months ended September 30, 2005 is due to increases in the assessed value and tax rate at the property. The increase in general and administrative expenses for the three months ended September 30, 2005 is primarily due to an increase in professional expenses associated with the administration of the Partnership. The decrease in general and administrative expenses for the nine months ended September 30, 2005 is primarily due to a decrease in the payment of a Michigan partnership tax. Included in general and administrative expenses for both the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

On June 29, 2003, there was a fire at Carriage Hills Apartments, causing damage to six units. The property suffered damages of approximately $287,000. Insurance proceeds of approximately $191,000 were received during the year ended December 31, 2003 to cover damages to the property. The Partnership recognized a casualty gain of approximately $153,000 resulting from the receipt of insurance proceeds net of the write-off of approximately $38,000 in undepreciated damaged assets during the year ended December 31, 2003. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $99,000, resulting from the receipt of additional insurance proceeds of approximately $86,000 and an adjustment to correct the previous write-off of undepreciated damaged assets of approximately $13,000. During the three and nine months ended September 30, 2004 the Partnership received approximately $19,000 to cover lost rents, which is included in rental income on the consolidated statements of operations.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $12,000, compared to approximately $43,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $59,000, from December 31, 2004, is due to approximately $361,000 of cash used in investing activities partially offset by approximately $213,000 of cash provided by operating activities and approximately $89,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the General Partner and loan costs refunded related to the December 2004 refinance of the mortgage encumbering the property, partially offset by payments of principal made on the mortgage encumbering Carriage Hills Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $361,000 of capital improvements at Carriage Hills Apartments, consisting primarily of structural upgrades, parking area upgrades, water heater upgrades and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments. The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner. The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, at which time a balloon payment of approximately $4,598,000 is due, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (4.60% at September 30, 2005). The interest rate resets monthly. The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension. In addition, the new mortgage requires a completion repair reserve of approximately $152,000 that was established with the lender at closing and monthly escrow deposits for taxes. As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the new mortgage were approximately $119,000 for the year ended December 31, 2004. Approximately $5,000 in loan costs were refunded during the nine months ended September 30, 2005.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                      Nine months                      Nine months
                         Ended         Per Limited        Ended         Per Limited
                     September 30,     Partnership    September 30,     Partnership
                          2005            Unit             2004             Unit

Sale proceeds (1)        $  --           $  --             $ 470           $24.97

(1) From the August 2003 sale of Greentree Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date: November 14, 2005

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


Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.