Form 10KSB
period 2005-12-31
ANGELES PARTNERS X
filed 2006-03-28
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________to _________

Commission file number 0-10304

ANGELES PARTNERS X

(Name of small business issuer in its charter)

California	95-3557899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number

(864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,364,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment.  In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to 2004 seven investment properties were either sold or foreclosed on. The Registrant continues to own and operate one investment property as of December 31, 2005 (see "Item 2 - Description of Property").

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Carriage Hills
Apartments	$ 6,744	$ 4,889	5-30 yrs	S/L	$ 1,770

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements” for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property:

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Carriage Hills
Apartments
1st mortgage	$ 4,773	(1)	30 yrs	9/07	$ 4,598

(1)

On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments.  The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner.  The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005).  The interest rate resets monthly.  The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension.  In addition, the new mortgage requires monthly escrow deposits for taxes and a completion repair reserve of approximately $152,000 that was established with the lender at closing.  As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.  In accordance with the terms of the loan agreement relating to the new mortgage, payment of the note may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs.  The loan is prepayable without penalty. Total capitalized loan costs for the new mortgage are approximately $114,000 at December 31, 2005. Loan costs associated with the existing mortgage were fully amortized.

(2)

See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2005 and 2004

for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Carriage Hills Apartments	$ 9,547	$ 9,639	93%	92%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  The property is subject to competition from other residential apartment complexes in the area.  The General Partner believes that the property is adequately insured.  The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2005, no residential tenant leases 10% or more of the available rental space.  The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2005 for the property were as follows:

	2005	2005
	Billing	Rate
	(in thousands)

Carriage Hills Apartments	$169	6.31%

Capital Improvements:

Carriage Hills Apartments: During the year ended December 31, 2005, the Partnership completed approximately $409,000 in capital improvements at the property consisting primarily of structural upgrades, parking area upgrades, water heater upgrades, a gas submetering project and floor covering replacement. These improvements were funded from replacement reserves, operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005. With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative  representatives  and a motion to  dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units (the “Units”) aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000.  The Partnership currently has 823 holders of record owning an aggregate of 18,625 Units.  Affiliates of the General Partner owned 11,518 Units or 61.84% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Sale proceeds (1)	$ --	$ --	$ 470	$24.97

(1)

From the August 2003 sale of Greentree Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.  See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $212,000, as compared to a net loss of approximately $113,000 for the year ended December 31, 2004. The increase in net loss is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due primarily to recognition of a casualty gain during 2004 (as discussed below), partially offset by an increase in other income. Rental income remained relatively constant for the comparable periods. Other income increased primarily due to increases in utility reimbursements and application fees at the Partnership’s investment property.

The increase in total expenses is due to increases in operating, depreciation and property tax expenses, partially offset by decreases in general and administrative and interest expenses. The increase in operating expenses is primarily due to increases in contract services and payroll related expenses at the property. The increase in depreciation expense is due to property improvements and replacements placed into service at the property during the past twelve months. The increase in property tax expense is due to an increase in the assessed value and tax rate of the Partnership’s investment property. The decrease in interest expense is primarily due to the December 2004 refinancing of the mortgage encumbering Carriage Hills Apartments at a lower, variable interest rate (as discussed in Liquidity and Capital Resources”), partially offset by increases in interest on advances from an affiliate of the General Partner and amortization expense of loan costs. The decrease in general and administrative expenses is primarily due to a decrease in a Michigan partnership tax. Included in general and administrative expenses are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $202,000, compared to approximately $71,000 at December 31, 2004.  The increase in cash and cash equivalents of approximately $131,000 is due to approximately $325,000 and $63,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $257,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgage encumbering Carriage Hills Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments.  The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner.  The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, at which time a balloon payment of approximately $4,598,000 is due, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005).  The interest rate resets monthly.  The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension.  In addition, the new mortgage requires monthly escrow deposits for taxes and a completion repair reserve of approximately $152,000 that was established with the lender at closing.  As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs for the new mortgage are approximately $114,000 at December 31, 2005.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Sale proceeds (1)	$ --	$ --	$ 470	$24.97

(1)

From the August 2003 sale of Greentree Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates of the General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership’s investment property. These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing. Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners X

We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 202
Receivables and deposits		83
Other assets		113
Investment property (Notes B and F):
Land	$ 101
Buildings and related personal property	6,643
	6,744
Less accumulated depreciation	(4,889)	1,855
		$ 2,253

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 17
Tenant security deposit liabilities		18
Accrued property taxes		62
Other liabilities		43
Due to affiliates (Note E)		823
Mortgage note payable (Note B)		4,773

Partners' Deficit
General partners	$ (227)
Limited partners (18,625 units issued and
outstanding)	(3,256)	(3,483)
		$ 2,253

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 1,256	$ 1,255
Other income	108	87
Casualty gain (Note D)	--	99
Total revenues	1,364	1,441

Expenses:
Operating	604	571
General and administrative	94	120
Depreciation	402	324
Interest	301	371
Property taxes	175	168
Total expenses	1,576	1,554

Net loss (Note C)	$ (212)	$ (113)

Net loss allocated to general partners (1%)	$ (2)	$ (1)
Net loss allocated to limited partners (99%)	(210)	(112)
	$ (212)	$ (113)

Net loss per limited partnership unit	$(11.28)	$ (6.01)

Distribution per limited partnership unit	$ --	$ 24.97

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit
at December 31, 2003	18,625	$ (219)	$(2,469)	$(2,688)

Distribution to partners	--	(5)	(465)	(470)

Net loss for the year ended
December 31, 2004	--	(1)	(112)	(113)

Partners' deficit at
December 31, 2004	18,625	(225)	(3,046)	(3,271)

Net loss for the year
ended December 31, 2005	--	(2)	(210)	(212)

Partners' deficit
at December 31, 2005	18,625	$ (227)	$(3,256)	$(3,483)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (212)	$ (113)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	402	324
Amortization of loan costs	45	16
Bad debt expense	14	28
Casualty gain	--	(99)
Change in accounts:
Receivables and deposits	--	(41)
Other assets	19	(29)
Accounts payable	(10)	16
Tenant security deposit liabilities	5	(1)
Accrued property taxes	2	1
Due to affiliates	84	49
Other liabilities	(24)	(23)
Net cash provided by operating activities	325	128

Cash flows from investing activities:
Property improvements and replacements	(409)	(423)
Insurance proceeds received	--	86
Net withdrawals from (deposits to) restricted escrows	152	(98)
Net cash used in investing activities	(257)	(435)

Cash flows from financing activities:
Proceeds from mortgage note payable	--	4,875
Repayment of mortgage note payable	--	(4,958)
Payments on mortgage note payable	(102)	(72)
Advances from affiliate	160	530
Loan costs refunded (paid)	5	(119)
Distribution to partners	--	(470)
Net cash provided by (used in) financing activities	63	(214)

Net increase (decrease) in cash and cash equivalents	131	(521)
Cash and cash equivalents at beginning of year	71	592
Cash and cash equivalents at end of year	$ 202	$ 71

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 220	$ 396

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Cash and Cash Equivalents: Includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $194,000 at December 31, 2005 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Property:  Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Deferred Costs:  Loan costs of approximately $114,000, less accumulated amortization of approximately $45,000, are included in other assets on the accompanying consolidated balance sheet. Loan costs are amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2005 and 2004 was approximately $45,000 and $16,000, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $46,000 in 2006 and $23,000 in 2007.

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

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership’s long term debt approximates its carrying value.

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

Advertising Costs:  The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $29,000 and $36,000, for the years ended December 31, 2005 and 2004, respectively, are included in operating expenses.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Carriage Hills
Apartments
1st mortgage	$4,773	$ 23	(1)	9/07	$4,598

(1)   Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

On December 1, 2004, the Partnership obtained a mortgage in the principal amount of $4,875,000 on Carriage Hills Apartments.  The existing mortgage with an outstanding principal amount of approximately $4,958,000 matured on December 1, 2004 and was repaid with proceeds from the new mortgage and an advance from an affiliate of the General Partner.  The new mortgage requires monthly payments beginning on January 1, 2005 until the loan matures September 15, 2007, with interest being equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005).  The interest rate resets monthly.  The new mortgage loan is amortized over 30 years using the interest rate in effect at the time of closing, and has an option for one five-year extension.  In addition, the new mortgage requires monthly escrow deposits for taxes and a completion repair reserve of approximately $152,000 that was established with the lender at closing.  As a condition of making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.  In accordance with the terms of the loan agreement relating to the new mortgage, payment of the note may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs.  The loan is prepayable without penalty. Total capitalized loan costs for the new mortgage are approximately $114,000 at December 31, 2005.

The mortgage note payable is nonrecourse and is secured by pledge of the property and by a pledge of revenues from the property.  The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 95
2007	4,678
Total	$ 4,773

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands):

	2005	2004

Net loss as reported	$ (212)	$ (113)
Add (deduct):
Depreciation differences	64	125
Unearned income	(24)	24
Other	13	98
Casualty gain	--	(252)
Federal taxable loss	$ (159)	$ (118)

Federal taxable income (loss) per
limited partnership unit (1)	$ 9.04	$ (5.92)

(1)

For 2005, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation at December 31, 2005 between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities - as reported	$(3,483)
Land and buildings	587
Accumulated depreciation	(672)
Syndication fees	2,071
Other	31
Net liabilities - Federal tax basis	$(1,466)

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $68,000 and $65,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $95,000 and $93,000 for the years ended December 31, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $50,000 and $48,000, respectively. At December 31, 2005, approximately $91,000 is owed to affiliates of the General Partner for unpaid reimbursements and is included in due to affiliates. These unpaid reimbursements were paid subsequent to December 31, 2005.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses during the year ended December 31, 2004. An affiliate of the General Partner advanced the Partnership approximately $160,000 to fund capital improvements and operating expenses at Carriage Hills Apartments during the year ended December 31, 2005. Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005).  Interest expense was approximately $39,000 and $3,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $732,000 and is included in due to affiliates.

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

In connection with the refinancing of the mortgage encumbering Carriage Hills Apartments, the Partnership paid a fee of approximately $49,000 to the General Partner during the year ended December 31, 2004.  This fee was capitalized, is included in other assets and is being amortized over the term of the related loan agreement.

The Partnership Agreement provides for a fee equal to 5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not  earn a fee for either of the years ended December 31, 2005 or 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the “Units”) in the Partnership representing 61.84% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
(in thousands)				(in thousands)
Carriage Hills Apartments	$ 4,773	$ 101	$ 3,509	$ 3,134

Gross Amount At Which Carried
At December 31, 2005
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
(in thousands)

Carriage Hills	$ 101	$ 6,643	$ 6,744	$ 4,889	6/72	07/30/82	5-30 yrs
Apartments

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property

Balance at beginning of year	$ 6,335	$ 5,997

Property improvements and replacements	409	365
Disposal of assets	--	(27)
Balance at end of year	$ 6,744	$ 6,335

Accumulated Depreciation

Balance at beginning of year	$ 4,487	$ 4,203
Depreciation expense	402	324
Disposal of assets	--	(40)
Balance at end of year	$ 4,889	$ 4,487

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $7,331,000 and $6,920,000, respectively.  The accumulated depreciation, taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $5,561,000 and $5,223,000, respectively.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”. The matter was transferred back to the trial court on June 21, 2005. With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

The Registrant has no officers or directors.

The names and ages of, as well as the positions and offices held by, the officers and directors of the general partner of the Partnership, Angeles Realty Corporation (the “General Partner” or “ARC”), are set forth below. There are no family relationships between or among any officers and directors.

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the  General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units (the “Units”) of the Registrant as of December 31, 2005.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	135.72%
(an affiliate of AIMCO)
Cooper River Properties, LLC	3,784	20.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	7,599	40.80%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P., are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.

Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $68,000 and $65,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $95,000 and $93,000 for the years ended December 31, 2005 and 2004, respectively. These amounts are included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $50,000 and $48,000, respectively. At December 31, 2005, approximately $91,000 is owed to affiliates of the General Partner for unpaid reimbursements and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. These unpaid reimbursements were paid subsequent to December 31, 2005.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses during the year ended December 31, 2004. An affiliate of the General Partner advanced the Partnership approximately $160,000 to fund capital improvements and operating expenses at Carriage Hills Apartments during the year ended December 31, 2005. Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005).  Interest expense was approximately $39,000 and $3,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $732,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

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

In connection with the refinancing of the mortgage encumbering Carriage Hills Apartments, the Partnership paid a fee of approximately $49,000 to the General Partner during the year ended December 31, 2004.  This fee was capitalized, is included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements” and is being amortized over the term of the related loan agreement.

The Partnership Agreement provides for a fee equal to 5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not  earn a fee for either of the years ended December 31, 2005 or 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the “Units”) in the Partnership representing 61.84% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $29,000 for each of the years 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $11,000 for each of the years 2005 and 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
Stephen B. Waters

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

Date: March 28, 2006

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

Date: March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation,

equivalent of the chief financial officer

of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Partners X (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.