Form 10QSB
period 2006-03-31
ANGELES PARTNERS X
filed 2006-05-12
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 121
Receivables and deposits		101
Other assets		130
Investment property:
Land	$ 101
Buildings and related personal property	6,661
	6,762
Less accumulated depreciation	(5,009)	1,753
		$ 2,105

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 66
Tenant security deposit liabilities		22
Accrued property taxes		44
Other liabilities		60
Due to affiliates (Note B)		709
Mortgage note payable		4,748

Partners' Deficit
General partners	$ (228)
Limited partners (18,625 units issued and
outstanding)	(3,316)	(3,544)
		$ 2,105

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rental income	$ 323	$ 293
Other income	25	31
Total revenues	348	324

Expenses:
Operating	133	147
General and administrative	21	21
Depreciation	120	84
Interest	92	62
Property taxes	43	44
Total expenses	409	358

Net loss	$ (61)	$ (34)

Net loss allocated to general partners (1%)	$ (1)	$ --
Net loss allocated to limited partners (99%)	(60)	(34)
	$ (61)	$ (34)

Net loss per limited partnership unit	$(3.22)	$(1.83)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2005	18,625	$ (227)	$(3,256)	$(3,483)

Net loss for the three months
ended March 31, 2006	--	(1)	(60)	(61)

Partners' deficit
at March 31, 2006	18,625	$ (228)	$(3,316)	$(3,544)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (61)	$ (34)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	120	84
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	(18)	19
Other assets	(28)	(6)
Accounts payable	49	(13)
Tenant security deposit liabilities	4	5
Accrued property taxes	(18)	(19)
Due to affiliates	(114)	19
Other liabilities	17	(16)

Net cash (used in) provided by operating activities	(38)	50

Cash flows used in investing activities:
Property improvements and replacements	(18)	(29)

Cash flows from financing activities:
Payments on mortgage note payable	(25)	(25)
Loan costs paid	--	(7)

Net cash used in financing activities	(25)	(32)

Net decrease in cash and cash equivalents	(81)	(11)

Cash and cash equivalents at beginning of period	202	71

Cash and cash equivalents at end of period	$ 121	$ 60

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 107	$ 46

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC").  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and  reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $17,000 for each of the three months ended March 31, 2006 and 2005 which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $11,000 and $19,000 for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 and $8,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses during 2004. Additional advances of approximately $160,000 to fund capital improvements and operating expenses at Carriage Hills Apartments were made during the second and third quarters of 2005. Interest accrues at the prime rate plus 2% (9.75% at March 31, 2006).  Interest expense was approximately $14,000 and $7,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, the Partnership made payments of accrued interest of approximately $37,000 with cash from operations. There were no such payments made during the three months ended March 31, 2005. At March 31, 2006, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $709,000 and is included in due to affiliates.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not earn a fee for the three months ended March 31, 2006 or 2005.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $26,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as  other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $19,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair

Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Carriage Hills Apartments	94%	88%
East Lansing, Michigan

The General Partner attributes the increase in occupancy at Carriage Hills Apartments to increased marketing efforts.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $61,000, compared to approximately $34,000 for the three months ended March 31, 2005.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in depreciation and interest expenses, partially offset by a decrease in operating expenses.  Both property tax and general and administrative expenses remained relatively constant for the comparable periods.  The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months.  The increase in interest expense is primarily due to a higher, variable interest rate on the mortgage encumbering Carriage Hills Apartments and an increase in interest on advances from an affiliate of the General Partner.  The decrease in operating expenses is primarily due to decreases in employee housing and utility expenses.

Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income, partially offset by a decrease in other income.  The increase in rental income is primarily due to increases in occupancy and the average rental rate at the Partnership’s investment property.  The decrease in other income is primarily due to decreases in lease cancellation fees and tenant application fees.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $121,000, compared to approximately $60,000 at March 31, 2005.  The decrease in cash and cash equivalents of approximately $81,000, from December 31, 2005, is due to approximately $38,000, $25,000 and $18,000 of cash used in operating, financing and investing activities, respectively.  Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Carriage Hills Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2006, the Partnership completed approximately $18,000 of capital improvements at Carriage Hills Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,748,000 is amortized over 30 years with a balloon payment of approximately $4,598,000 due on September 15, 2007. Interest is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.59% at March 31, 2006).  The interest rate resets monthly.  The General Partner has the option to extend the maturity for five years. After that period, the General Partner will attempt to refinance such indebtedness and/or sell the property. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation,

equivalent of the chief financial officer

of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.