Form 10KSB
period 2006-12-31
ANGELES PARTNERS X
filed 2007-03-30
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,432,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner"). The General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Non-Managing General Partner is AIMCO Properties, L.P., a wholly-owned subsidiary of AIMCO.  The General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment.  In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to 2005 seven investment properties were either sold or foreclosed on. The Registrant continues to own and operate one investment property as of December 31, 2006 (see "Item 2 - Description of Property").

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Carriage Hills
Apartments	$ 6,842	$ 5,376	5-30 yrs	S/L	$ 1,652

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements” for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property:

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Carriage Hills
Apartments
1st mortgage	$ 4,669	(1)	30 yrs	9/15/07	$ 4,598

(1)   Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending upon certain performance criteria. The rate at December 31, 2006 was 6.30%.

(2)

See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005

for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Carriage Hills Apartments	$ 9,766	$ 9,547	95%	93%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  The property is subject to competition from other residential apartment complexes in the area.  The General Partner believes that the property is adequately insured.  The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2006, no residential tenant leases 10% or more of the available rental space.  The property is in good condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Carriage Hills Apartments	$192	6.94%

Capital Improvements:

Carriage Hills Apartments: During the year ended December 31, 2006, the Partnership completed approximately $98,000 of capital improvements at the property, consisting primarily of furniture upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units (the “Units”) aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000.  The Partnership currently has 816 holders of record owning an aggregate of 18,625 Units.  Affiliates of the General Partner owned 11,518 Units or 61.84% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made to the partners during the years ended December 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership will seek to refinance the debt encumbering Carriage Hills Apartments prior to its September 2007 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.  See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $332,000, compared to net loss of approximately $212,000 for the year ended December 31, 2005.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in depreciation, interest and property tax expenses. Operating expenses remained relatively constant, as decreases in contract services and employee housing expenses were substantially offset by increases in utilities and salaries and related benefits at the Partnership’s investment property. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment property during the year ended December 31, 2006.  The increase in interest expense is primarily due to higher variable interest rates on both the mortgage encumbering Carriage Hills Apartments and the advance balance due to an affiliate of the General Partner. The increase in property tax expense is primarily due to a special assessment charged in 2006 by the taxing authority related to sidewalk construction at Carriage Hills Apartments. General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is primarily due to increases in both rental and other income. The increase in rental income is due to increases in occupancy and the average rental rate at the Partnership’s investment property. The increase in other income is primarily due to an increase in utility reimbursements, partially offset by a decrease in lease cancellation fees at the property.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $98,000, compared to approximately $202,000 at December 31, 2005.  The decrease in cash and cash equivalents of approximately $104,000 is due to approximately $98,000 and $90,000 of cash used in investing and financing activities, respectively, partially offset by approximately $84,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Carriage Hills Apartments, partially offset by an advance from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,669,000 is amortized over 30 years with a balloon payment of approximately $4,598,000 due on September 15, 2007. Interest is equal to the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria (6.30% at December 31, 2006).  The interest rate resets monthly.  The General Partner has the option to extend the maturity for five years. The General Partner will either exercise such option or attempt to refinance such indebtedness and/or sell the property prior to its September 2007 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership plans to refinance the debt encumbering Carriage Hills Apartments prior to its September 2007 maturity. The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners X

We have audited the accompanying consolidated balance sheet of Angeles Partners X as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2007

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 98
Receivables and deposits		116
Other assets		75
Investment property (Notes B and E):
Land	$ 101
Buildings and related personal property	6,741
	6,842
Less accumulated depreciation	(5,376)	1,466
		$ 1,755

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 13
Tenant security deposit liabilities		23
Accrued property taxes		61
Other liabilities		57
Due to affiliates (Note D)		747
Mortgage note payable (Note B)		4,669

Partners' Deficit
General partners	$ (230)
Limited partners (18,625 units issued and
outstanding)	(3,585)	(3,815)
		$ 1,755

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,317	$ 1,256
Other income	115	108
Total revenues	1,432	1,364

Expenses:
Operating	601	604
General and administrative	91	94
Depreciation	487	402
Interest	391	301
Property taxes	194	175
Total expenses	1,764	1,576

Net loss (Note C)	$ (332)	$ (212)

Net loss allocated to general partners (1%)	$ (3)	$ (2)
Net loss allocated to limited partners (99%)	(329)	(210)
	$ (332)	$ (212)

Net loss per limited partnership unit	$(17.66)	$(11.28)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2004	18,625	$ (225)	$(3,046)	$(3,271)

Net loss for the year
ended December 31, 2005	--	(2)	(210)	(212)

Partners' deficit
at December 31, 2005	18,625	(227)	(3,256)	(3,483)

Net loss for the year
ended December 31, 2006	--	(3)	(329)	(332)

Partners’ deficit
at December 31, 2006	18,625	$ (230)	$(3,585)	$(3,815)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (332)	$ (212)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	487	402
Amortization of loan costs	46	45
Change in accounts:
Receivables and deposits	(33)	14
Other assets	(8)	19
Accounts payable	(4)	(10)
Tenant security deposit liabilities	5	5
Accrued property taxes	(1)	2
Due to affiliates	(90)	84
Other liabilities	14	(24)
Net cash provided by operating activities	84	325

Cash flows from investing activities:
Property improvements and replacements	(98)	(409)
Net withdrawals from restricted escrows	--	152
Net cash used in investing activities	(98)	(257)

Cash flows from financing activities:
Payments on mortgage note payable	(104)	(102)
Advances from affiliate	14	160
Loan costs refunded	--	5
Net cash (used in) provided by financing activities	(90)	63

Net (decrease) increase in cash and cash equivalents	(104)	131
Cash and cash equivalents at beginning of year	202	71
Cash and cash equivalents at end of year	$ 98	$ 202

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 351	$ 220

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners X (the "Registrant" or "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 24, 1980.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation ("ARC"), a California corporation (hereinafter referred to as the "General Partner").  The General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Non-Managing General Partner is AIMCO Properties, L.P., a wholly-owned subsidiary of AIMCO.  The General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.  The Partnership commenced operations on May 12, 1981, and completed its acquisition of properties during 1982.  The Partnership operates one apartment property located in Michigan.

Reclassifications: Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987.  As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $92,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs, including interest, property taxes and operating costs, associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Deferred Costs:  Loan costs of approximately $114,000, less accumulated amortization of approximately $91,000, are included in other assets on the accompanying consolidated balance sheet. Loan costs are amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2006 and 2005 was approximately $46,000 and $45,000, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $23,000 in 2007.

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

Use of Estimates:  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising Costs:  The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $25,000 and $29,000 for the years ended December 31, 2006 and 2005, respectively, are included in operating expenses.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Carriage Hills
Apartments
1st mortgage	$4,669	$ 23	(1)	9/15/07	$4,598

(1)

The mortgage is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the General Partner. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points, depending on certain performance criteria.  The rate was 6.30% at December 31, 2006 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage note payable is nonrecourse and is secured by pledge of the property and by pledge of revenues from the property.  The property may not be sold subject to existing indebtedness. The Partnership will seek to refinance the debt encumbering the property prior to its September 2007 maturity.

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands):

	2006	2005

Net loss as reported	$ (332)	$ (212)
Add (deduct):
Depreciation differences	272	64
Unearned income	12	(24)
Other	10	13
Federal taxable loss	$ (38)	$ (159)

Federal taxable (loss) income per
limited partnership unit (1)	$ (0.64)	$ 9.04

(1)

For 2006 and 2005, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation at December 31, 2006 between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities - as reported	$(3,815)
Land and buildings	586
Accumulated depreciation	(400)
Syndication fees	2,071
Other	53
Net liabilities - Federal tax basis	$(1,505)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $70,000 and $68,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $95,000 for the years ended December 31, 2006 and 2005, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $5,000 and $50,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses during 2004. Additional advances of approximately $160,000 to fund capital improvements and operating expenses at Carriage Hills Apartments were made during the year ended December 31, 2005. During the year ended December 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $14,000 to fund operating expenses at Carriage Hills Apartments. Interest accrues at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense was approximately $58,000 and $39,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the Partnership made payments on accrued interest of approximately $57,000 with cash from operations. There were no such payments made during the year ended December 31, 2005. At December 31, 2006, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $747,000 and is included in due to affiliates.

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

The Partnership Agreement provides for a fee equal to 5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not earn a fee for either of the years ended December 31, 2006 or 2005.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $19,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the “Units”) in the Partnership representing 61.84% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
(in thousands)				(in thousands)
Carriage Hills Apartments	$ 4,669	$ 101	$ 3,509	$ 3,232

Gross Amount At Which Carried
At December 31, 2006
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
(in thousands)

Carriage Hills	$ 101	$ 6,741	$ 6,842	$ 5,376	6/72	07/30/82	5-30 yrs
Apartments

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property

Balance at beginning of year	$ 6,744	$ 6,335
Property improvements and replacements	98	409
Balance at end of year	$ 6,842	$ 6,744

Accumulated Depreciation

Balance at beginning of year	$ 4,889	$ 4,487
Depreciation expense	487	402
Balance at end of year	$ 5,376	$ 4,889

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $7,428,000 and $7,331,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $5,776,000 and $5,561,000, respectively.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors.

The names and ages of, as well as the positions and offices held by, the officers and directors of the general partner of the Partnership, Angeles Realty Corporation (the “General Partner” or “ARC”), are set forth below. There are no family relationships between or among any officers and directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units (the “Units”) of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	135	0.72%
(an affiliate of AIMCO)
Cooper River Properties, LLC	3,784	20.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	7,599	40.80%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P., are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $70,000 and $68,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $95,000 for the years ended December 31, 2006 and 2005, respectively. These amounts are included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $5,000 and $50,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $530,000 to repay the mortgage encumbering Carriage Hills Apartments and to cover operating expenses during 2004. Additional advances of approximately $160,000 to fund capital improvements and operating expenses at Carriage Hills Apartments were made during the year ended December 31, 2005. During the year ended December 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $14,000 to fund operating expenses at Carriage Hills Apartments. Interest accrues at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense was approximately $58,000 and $39,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the Partnership made payments on accrued interest of approximately $57,000 with cash from operations. There were no such payments made during the year ended December 31, 2005. At December 31, 2006, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $747,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

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

The Partnership Agreement provides for a fee equal to 5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not  earn a fee for either of the years ended December 31, 2006 or 2005.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $19,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $33,000 and $29,000 for the years 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $11,000 for the years 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2007
Stephen B. Waters

ANGELES PARTNERS X

EXHIBIT INDEX

Exhibit Number

Description

3.1

Amended Certificate and Agreement of Limited Partnership dated June 24, 1980, filed in Form 10-K dated October 31, 1982, and is incorporated herein by reference.

10.4

Purchase and Sale Agreement with Exhibits - Carriage Hills Apartments filed in Current Report on Form 8-K dated July 30, 1982, and incorporated herein by reference.

10.18

Loan Agreement dated November 30, 2004 between Carriage APX, a Michigan limited partnership, and GMAC Commercial Mortgage Corporation, filed in Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.

10.19

Promissory Note dated November 30, 2004 between Carriage APX, a Michigan limited partnership, and GMAC Commercial Mortgage Corporation, filed in Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.

10.20

Guaranty dated November 30, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation, filed in Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.

10.21

Completion/Repair and Security Agreement dated November 30, 2004 between Carriage Hills APX, a Michigan limited partnership, and GMAC Commercial Mortgage Corporation, filed in Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.

10.22

Assignment of Security Instrument dated November 30, 2004 between GMAC Commercial Mortgage Corporation and Fannie Mae, filed in Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.

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

Date: March 30, 2007

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

Date: March 30, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Partners X (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.