Form 10QSB
period 2007-03-31
ANGELES PARTNERS X
filed 2007-05-11
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 74
Receivables and deposits		108
Other assets		89
Investment property:
Land	$ 101
Buildings and related personal property	6,752
	6,853
Less accumulated depreciation	(5,465)	1,388
		$ 1,659

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 6
Tenant security deposit liabilities		23
Accrued property taxes		49
Other liabilities		43
Due to affiliates (Note B)		762
Mortgage note payable		4,642

Partners' Deficit
General partners	$ (231)
Limited partners (18,625 units issued and
outstanding)	(3,635)	(3,866)
		$ 1,659

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Rental income	$ 325	$ 323
Other income	29	25
Total revenues	354	348

Expenses:
Operating	144	133
General and administrative	25	21
Depreciation	89	120
Interest	100	92
Property taxes	47	43
Total expenses	405	409

Net loss	$ (51)	$ (61)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(50)	(60)
	$ (51)	$ (61)

Net loss per limited partnership unit	$(2.68)	$(3.22)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2006	18,625	$ (230)	$(3,585)	$(3,815)

Net loss for the three months
ended March 31, 2007	--	(1)	(50)	(51)

Partners' deficit
at March 31, 2007	18,625	$ (231)	$(3,635)	$(3,866)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (51)	$ (61)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	89	120
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	8	(18)
Other assets	(25)	(28)
Accounts payable	(7)	49
Tenant security deposit liabilities	--	4
Accrued property taxes	(12)	(18)
Due to affiliates	15	(114)
Other liabilities	(14)	17

Net cash provided by (used in) operating activities	14	(38)

Cash flows used in investing activities:
Property improvements and replacements	(11)	(18)

Cash flows used in financing activities:
Payments on mortgage note payable	(27)	(25)

Net decrease in cash and cash equivalents	(24)	(81)

Cash and cash equivalents at beginning of period	98	202

Cash and cash equivalents at end of period	$ 74	$ 121

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 74	$ 107

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC").  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $11,000 for each of the three months ended March 31, 2007 and 2006. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2006 are construction management services provided by an affiliate of the General Partner of approximately $2,000. There were no such services charged for the three months ended March 31, 2007.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $690,000 to repay the mortgage encumbering Carriage Hills Apartments and to fund capital improvements and operating expenses during 2004 and 2005. Additional advances of approximately $14,000 were made during the second quarter of 2006 to fund operating expenses at Carriage Hill Apartments. Interest accrues at the prime rate plus 2% (10.25% at March 31, 2007) and was approximately $15,000 and $14,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006, the Partnership made payments of accrued interest of approximately $37,000 with cash from operations. There were no such payments made during the three months ended March 31, 2007. At March 31, 2007, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $762,000 and is included in due to affiliates.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not earn a fee for the three months ended March 31, 2007 or 2006.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $37,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Carriage Hills Apartments	92%	94%
East Lansing, Michigan

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $51,000, compared to approximately $61,000 for the three months ended March 31, 2006.  The decrease in net loss is due to an increase in total revenues and a slight decrease in total expenses.  The increase in total revenues is due to an increase in other income. Rental income remained relatively constant for the comparable periods. Other income increased due to an increase in resident utility reimbursements.

Total expenses decreased due to a decrease in depreciation expense, partially offset by increases in both operating and interest expenses.  General and administrative and property tax expense remained relatively constant for the comparable periods. The decrease in depreciation expense is due to property improvements and replacements placed into service in previous years becoming fully depreciated during the three months ended March 31, 2007.  The increase in interest expense is primarily due to a higher, variable interest rate on the mortgage encumbering Carriage Hills Apartments. The increase in operating expenses is primarily due to increases in employee housing and utility expenses at the property. Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $74,000, compared to approximately $121,000 at March 31, 2006.  The decrease in cash and cash equivalents of approximately $24,000, from December 31, 2006, is due to approximately $27,000 and $11,000 of cash used in financing and investing activities, respectively, partially offset by approximately $14,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Carriage Hills Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2007, the Partnership completed approximately $11,000 of capital improvements at the property, consisting primarily of floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,642,000 is amortized over 30 years with a balloon payment of approximately $4,598,000 due on September 15, 2007. Interest is equal to the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points, depending on certain performance criteria (6.25% at March 31, 2007).  The interest rate resets monthly.  The General Partner has the option to extend the maturity for five years. The General Partner will either exercise such option or attempt to refinance such indebtedness and/or sell the property prior to its September 2007 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: May 10, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 10, 2007	By: /s/Stephen B. Waters
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

Date: May 10, 2007

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

Date: May 10, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation,

equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 10, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 10, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.