Form 10QSB
period 2007-06-30
ANGELES PARTNERS X
filed 2007-08-14
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 105
Receivables and deposits		162
Other assets		76
Investment property:
Land	$ 101
Buildings and related personal property	6,771
	6,872
Less accumulated depreciation	(5,533)	1,339
		$ 1,682

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 23
Tenant security deposit liabilities		24
Accrued property taxes		98
Other liabilities		55
Due to affiliates (Note B)		778
Mortgage note payable		4,615

Partners' Deficit
General partners	$ (231)
Limited partners (18,625 units issued and
outstanding)	(3,680)	(3,911)
		$ 1,682

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 322	$ 324	$ 647	$ 647
Other income	44	27	73	52
Total revenues	366	351	720	699

Expenses:
Operating	164	162	308	295
General and administrative	30	22	55	43
Depreciation	84	122	173	242
Interest	103	94	203	186
Property taxes	49	46	96	89
Total expenses	430	446	835	855

Casualty gain (Note C)	19	--	19	--
Net loss	$ (45)	$ (95)	$ (96)	$ (156)

Net loss allocated to
general partners (1%)	$ --	$ (1)	$ (1)	$ (2)

Net loss allocated to
limited partners (99%)	(45)	(94)	(95)	(154)
	$ (45)	$ (95)	$ (96)	$ (156)
Net loss per limited
partnership unit	$ (2.42)	$ (5.05)	$ (5.10)	$ (8.27)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	18,714	$ 1	$ 18,714	$ 18,715

Partners' deficit at
December 31, 2006	18,625	$ (230)	$ (3,585)	$ (3,815)

Net loss for the six months
ended June 30, 2007	--	(1)	(95)	(96)

Partners' deficit
at June 30, 2007	18,625	$ (231)	$ (3,680)	$ (3,911)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (96)	$ (156)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	173	242
Amortization of loan costs	23	23
Casualty gain	(19)	--
Change in accounts:
Receivables and deposits	(46)	(65)
Other assets	(24)	(50)
Accounts payable	10	35
Tenant security deposit liabilities	1	6
Accrued property taxes	37	28
Due to affiliates	31	(115)
Other liabilities	(2)	15
Net cash provided by (used in) operating
activities	88	(37)

Cash flows from investing activities:
Property improvements and replacements	(46)	(54)
Insurance proceeds received	19	--
Net cash used in investing activities	(27)	(54)

Cash flows from financing activities:
Advances from affiliate	--	14
Payments on mortgage note payable	(54)	(51)
Net cash used in financing activities	(54)	(37)

Net increase (decrease) in cash and cash equivalents	7	(128)

Cash and cash equivalents at beginning of period	98	202

Cash and cash equivalents at end of period	$ 105	$ 74

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 150	$ 199

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC").  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $34,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $24,000 and $19,000 for the six months ended June 30, 2007 and 2006, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $2,000 and $3,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $690,000 to repay the mortgage encumbering Carriage Hills Apartments and to fund capital improvements and operating expenses during 2004 and 2005. Additional advances of approximately $14,000 were made during the six months ended June 30, 2006 to fund operating expenses at Carriage Hills Apartments. Interest accrues at the prime rate (8.25% at June 30, 2007) and was approximately $31,000 and $28,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006, the Partnership made payments of accrued interest of approximately $57,000 with cash from operations. There were no such payments made during the six months ended June 30, 2007. At June 30, 2007, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $778,000 and is included in due to affiliates.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not earn a fee for the six months ended June 30, 2007 or 2006.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $43,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Event

In February 2007, Carriage Hills Apartments incurred damages of approximately $34,000 due to a broken water pipe. During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $19,000 as a result of the receipt of insurance proceeds of approximately $19,000. The damaged assets were fully depreciated.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Carriage Hills Apartments	93%	94%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $45,000 and $96,000, respectively, compared to net loss of approximately $95,000 and $156,000, respectively, for the three and six months ended June 30, 2006.  The decrease in net loss for both the three and six months ended June 30, 2007 is due to increases in total revenues, the recognition of a casualty gain and a decrease in total expenses.  The increase in total revenues for both periods is due to an increase in other income. Rental income remained relatively constant for the comparable periods. Other income increased for both periods primarily due to increases in resident utility reimbursements and lease cancellation fees.

Total expenses decreased for both the three and six months ended June 30, 2007 primarily due to a decrease in depreciation expense, partially offset by increases in interest and general and administrative expenses.  The decrease in total expenses for the six months ended June 30 2007 was also partially offset by increases in operating and property tax expenses, which remained relatively constant for the three months ended June 30, 2007. Depreciation expense decreased for both periods due to property improvements and replacements placed into service in previous years becoming fully depreciated during the fourth quarter of 2006 and the first quarter of 2007.  The increase in interest expense for both periods is primarily due to a higher, variable interest rate on the mortgage encumbering Carriage Hills Apartments.  The increase in operating expenses for the six months ended June 30, 2007 is primarily due to increases in utility and employee housing expenses at the Partnership’s investment property. The increase in property tax expense for the six months ended June 30, 2007 is primarily due to an increase in the assessed value of the property. The increase in general and administrative expenses for both periods is primarily due to an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In February 2007, Carriage Hills Apartments incurred damages of approximately $34,000 due to a broken water pipe. During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $19,000 as a result of the receipt of insurance proceeds of approximately $19,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $105,000, compared to approximately $74,000 at June 30, 2006.  The increase in cash and cash equivalents of approximately $7,000, from December 31, 2006, is due to approximately $88,000 of cash provided by operating activities, partially offset by approximately $54,000 and $27,000 of cash used in financing and investing activities, respectively.  Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Carriage Hills Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received related to the casualty at Carriage Hills Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2007, the Partnership completed approximately $46,000 of capital improvements at the property, consisting primarily of fencing upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $4,615,000 is amortized over 30 years with a balloon payment of approximately $4,598,000 due on September 15, 2007. Interest is equal to the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points, depending on certain performance criteria (6.255% at June 30, 2007).  The interest rate resets monthly.  The General Partner has the option to extend the maturity for five years. The General Partner will either exercise such option or attempt to refinance such indebtedness and/or sell the property prior to its September 2007 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation,

equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners X (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.