Form 10QSB
period 2007-09-30
ANGELES PARTNERS X
filed 2007-11-08
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 340
Receivables and deposits		57
Other assets		155
Investment property:
Land	$ 101
Buildings and related personal property	6,865
	6,966
Less accumulated depreciation	(5,592)	1,374
		$ 1,926

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 33
Tenant security deposit liabilities		27
Accrued property taxes		17
Other liabilities		79
Due to affiliates (Note B)		356
Mortgage note payable (Note C)		5,360

Partners' Deficit
General partners	$ (231)
Limited partners (18,625 units issued and
outstanding)	(3,715)	(3,946)
		$ 1,926

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 332	$ 334	$ 979	$ 981
Other income	33	27	106	79
Total revenues	365	361	1,085	1,060

Expenses:
Operating	173	154	481	449
General and administrative	25	23	80	66
Depreciation	61	122	234	364
Interest	100	102	303	288
Property taxes	50	51	146	140
Total expenses	409	452	1,244	1,307

Casualty gain (Note D)	9	--	28	--
Net loss	$ (35)	$ (91)	$ (131)	$ (247)

Net loss allocated to general
partners (1%)	$ --	$ (1)	$ (1)	$ (2)
Net loss allocated to limited
partners (99%)	(35)	(90)	(130)	(245)
	$ (35)	$ (91)	$ (131)	$ (247)

Net loss per limited partnership unit	$ (1.88)	$ (4.83)	$ (6.98)	$(13.15)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2006	18,625	$ (230)	$(3,585)	$(3,815)

Net loss for the nine months
ended September 30, 2007	--	(1)	(130)	(131)

Partners' deficit
at September 30, 2007	18,625	$ (231)	$(3,715)	$(3,946)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (131)	$ (247)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	234	364
Amortization of loan costs	23	34
Casualty gain	(28)	--
Change in accounts:
Receivables and deposits	59	10
Other assets	4	(35)
Accounts payable	20	(7)
Tenant security deposit liabilities	4	4
Accrued property taxes	(44)	(46)
Due to affiliates	(38)	(90)
Other liabilities	22	20
Net cash provided by operating activities	125	7

Cash flows from investing activities:
Property improvements and replacements	(142)	(82)
Insurance proceeds received	28	--
Net cash used in investing activities	(114)	(82)

Cash flows from financing activities:
Advances from affiliate	58	14
Repayment of advances from affiliate	(465)	--
Payments on mortgage note payable	(72)	(78)
Proceeds from mortgage note payable	5,360	--
Repayment of mortgage note payable	(4,597)	--
Loan costs paid	(53)	--
Net cash provided by (used in) financing activities	231	(64)

Net increase (decrease) in cash and cash equivalents	242	(139)

Cash and cash equivalents at beginning of period	98	202

Cash and cash equivalents at end of period	$ 340	$ 63

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 294	$ 274

Supplemental disclosure of non-cash activity:
Loan costs included in due to affiliates	$ 54	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $52,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $31,000 for the nine months ended September 30, 2007 and 2006, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $9,000 and $5,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $690,000 to repay the mortgage encumbering Carriage Hills Apartments and to fund capital improvements and operating expenses during 2004 and 2005. During the nine months ended September 30, 2007 and 2006, an affiliate of the General Partner advanced the Partnership approximately $58,000 and $14,000, respectively, to fund an application fee related to the refinancing of the mortgage encumbering Carriage Hills Apartments and operating expenses, respectively. Interest accrues at the prime rate (7.75% at September 30, 2007). Interest expense was approximately $47,000 and $43,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership repaid outstanding advances and accrued interest of approximately $550,000 and $57,000, respectively, from proceeds from the refinancing of the mortgage encumbering Carriage Hills Apartments, and cash from operations, respectively. At September 30, 2007, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $302,000 and is included in due to affiliates.  Subsequent to September 30, 2007, the Partnership repaid outstanding advances and accrued interest of approximately $100,000.

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

In connection with the refinancing of the mortgage encumbering Carriage Hills Apartments (see “Note C”), an affiliate of the General Partner earned a fee of approximately $54,000 during the nine months ended September 30, 2007.  This fee was capitalized and is included in other assets. At September 30, 2007, this fee was included in due to affiliates. This fee was paid subsequent to September 30, 2007.

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not earn a fee for the nine months ended September 30, 2007 or 2006.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Mortgage Refinancing

On September 21, 2007, the Partnership refinanced the mortgage encumbering Carriage Hills Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,597,000, with a new mortgage loan in the principal amount of $5,360,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $5,360,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold.  The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $107,000 were capitalized and are included in other assets.

Note D – Casualty Event

In February 2007, Carriage Hills Apartments incurred damages of approximately $38,000 due to a broken water pipe. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $28,000, as a result of the receipt of insurance proceeds of approximately $28,000, approximately $9,000 of which were received during the three months ended September 30, 2007. The damaged assets were fully depreciated.

Note E – Contingencies

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Carriage Hills Apartments	94%	95%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $35,000 and $131,000, respectively, compared to net loss of approximately $91,000 and $247,000, respectively, for the three and nine months ended September 30, 2006.  The decrease in net loss for both the three and nine months ended September 30, 2007 is due to a decrease in total expenses, the recognition of a casualty gain and an increase in total revenues.  Total expenses decreased for the three months ended September 30, 2007 due to a decrease in depreciation expense, partially offset by an increase in operating expenses. General and administrative, interest and property tax expenses remained relatively constant for the three months ended September 30, 2007. The decrease in total expenses for the nine months ended September 30, 2007 is due to a decrease in depreciation expense, partially offset by increases in operating, interest, property tax and general and administrative expenses. Depreciation expense decreased for both periods due to property improvements and replacements placed into service in previous years becoming fully depreciated during the fourth quarter of 2006 and the nine months ended September 30, 2007. The increase in operating expenses for both periods is primarily due to an increase in contract services at the Partnership’s investment property.  The increase in interest expense for the nine months ended September 30, 2007 is due to a higher variable interest rate on the previous mortgage encumbering Carriage Hills Apartments.  The increase in property tax expense for the nine months ended September 30, 2007 is primarily due to an increase in the assessed value of the property.  The increase in general and administrative expenses for the nine months ended September 30, 2007  is primarily due to increases in legal fees and reimbursements to the General Partner for administrative expenses as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In February 2007, Carriage Hills Apartments incurred damages of approximately $38,000 due to a broken water pipe. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $28,000, as a result of the receipt of insurance proceeds of approximately $28,000, approximately $9,000 of which were received during the three months ended September 30, 2007. The damaged assets were fully depreciated.

The increase in total revenues for both periods is due to an increase in other income. Rental income remained relatively constant for the comparable periods. Other income increased for both periods primarily due to an increase in lease cancellation fees. The increase in other income for the nine months ended September 30, 2007 was also due to an increase in resident utility reimbursements.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $340,000, compared to approximately $63,000 at September 30, 2006.  The increase in cash and cash equivalents of approximately $242,000, from December 31, 2006, is due to approximately $231,000 and $125,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $114,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering Carriage Hills Apartments and an advance from an affiliate of the General Partner, partially offset by payments of principal made on the previous mortgage encumbering Carriage Hills Apartments, the repayment of the existing mortgage encumbering Carriage Hills Apartments, repayment of advances from an affiliate of the General Partner and loan costs paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received related to the casualty at Carriage Hills Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $690,000 to repay the mortgage encumbering Carriage Hills Apartments and to fund capital improvements and operating expenses during 2004 and 2005. During the nine months ended September 30, 2007 and 2006, an affiliate of the General Partner advanced the Partnership approximately $58,000 and $14,000, respectively, to fund an application fee related to the refinancing of the mortgage encumbering Carriage Hills Apartments and operating expenses, respectively. Interest accrues at the prime rate (7.75% at September 30, 2007). Interest expense was approximately $47,000 and $43,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership repaid outstanding advances and accrued interest of approximately $550,000 and $57,000, respectively, from proceeds from the refinancing of the mortgage encumbering Carriage Hills Apartments, and cash from operations, respectively. At September 30, 2007, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $302,000 and is included in due to affiliates.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $142,000 of capital improvements at the property, consisting primarily of air conditioning upgrades, fencing, floor covering replacement and construction related to the casualty discussed in “Results of Operations”. These improvements were funded from operations and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering Carriage Hills Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,597,000, with a new mortgage loan in the principal amount of $5,360,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $5,360,000 is due. The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold.  The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $107,000 were capitalized and are included in other assets.

There were no distributions made to the partners during the nine months ended September 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: November 7, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 7, 2007	By: /s/Stephen B. Waters
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

10.23

Future Advance Mortgage dated September 21, 2007 between Carriage APX, a Michigan limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation, filed in Current Report on Form 8-K dated September 21, 2007 and incorporated herein by reference.

10.24

Secured Promissory Note dated September 21, 2007 between Carriage APX, a Michigan limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation, filed in Current Report on Form 8-K dated September 21, 2007 and incorporated herein by reference.

10.25

Carveout Guarantee and Indemnity Agreement dated September 21, 2007 between AIMCO Properties, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation, filed in Current Report on Form 8-K dated September 21, 2007 and incorporated herein by reference.

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