Form 10-Q
period 2008-03-31
ANGELES PARTNERS X
filed 2008-05-12
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 163	$ 144
Receivables and deposits	21	19
Other assets	144	144
Investment property:
Land	101	101
Buildings and related personal property	6,906	6,892
	7,007	6,993
Less accumulated depreciation	(5,687)	(5,640)
	1,320	1,353
	$ 1,648	$ 1,660
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 9	$ 14
Tenant security deposit liabilities	33	31
Accrued property taxes	52	53
Other liabilities	57	100
Mortgage note payable	5,360	5,360
	5,511	5,558
Partners' Deficit
General partners	(231)	(231)
Limited partners (18,625 units issued and
outstanding)	(3,632)	(3,667)
	(3,863)	(3,898)
	$ 1,648	$ 1,660

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Rental income	$ 354	$ 325
Other income	34	29
Total revenues	388	354

Expenses:
Operating	158	144
General and administrative	25	25
Depreciation	47	89
Interest	71	100
Property taxes	52	47
Total expenses	353	405

Net income (loss)	$ 35	$ (51)

Net income (loss) allocated to general partners (1%)	$ --	$ (1)
Net income (loss) allocated to limited partners (99%)	35	(50)
	$ 35	$ (51)

Net income (loss) per limited partnership unit	$ 1.88	$(2.68)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2007	18,625	$ (231)	$(3,667)	$(3,898)

Net income for the three months
ended March 31, 2008	--	--	35	35

Partners' deficit
at March 31, 2008	18,625	$ (231)	$(3,632)	$(3,863)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 35	$ (51)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	47	89
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	(2)	8
Other assets	(11)	(25)
Accounts payable	(5)	(7)
Tenant security deposit liabilities	2	--
Accrued property taxes	(1)	(12)
Due to affiliates	--	15
Other liabilities	(43)	(14)

Net cash provided by operating activities	33	14

Cash flows used in investing activities:
Property improvements and replacements	(14)	(11)

Cash flows used in financing activities:
Payments on mortgage note payable	--	(27)

Net increase (decrease) in cash and cash equivalents	19	(24)

Cash and cash equivalents at beginning of period	144	98

Cash and cash equivalents at end of period	$ 163	$ 74

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 70	$ 74

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC").  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $19,000 and $18,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $11,000 for each of the three months ended March 31, 2008 and 2007. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2008 are construction management services provided by an affiliate of the General Partner of approximately $1,000. There were no such services charged for the three months ended March 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $704,000 to repay the mortgage encumbering Carriage Hills Apartments and to fund capital improvements and operating expenses during 2004, 2005 and 2006. AIMCO Properties, L.P. made an additional advance of approximately $58,000 during the third quarter of 2007 to fund an application fee related to the refinancing of the mortgage encumbering Carriage Hills Apartments.  Interest accrued at the prime rate and interest expense was approximately $15,000 for the three months ended March 31, 2007.  The Partnership repaid the balance of outstanding advances and accrued interest during the third and fourth quarters of 2007 from proceeds from the refinancing of the mortgage encumbering Carriage Hills Apartments. There were no outstanding advances or associated accrued interest payable to affiliates of the General Partner at March 31, 2008 and December 31, 2007.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.  The General Partner did not earn a fee for the three months ended March 31, 2008 or 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $20,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $34,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Carriage Hills Apartments	99%	92%
East Lansing, Michigan

The Partnership attributes the increase in occupancy at Carriage Hills Apartments to increased marketing efforts.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 was approximately $35,000, compared to a net loss of approximately $51,000 for the three months ended March 31, 2007.  The increase in net income is due to a decrease in total expenses and an increase in total revenues.  Total expenses decreased due to decreases in depreciation and interest expenses, partially offset by increases in operating and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. Depreciation expense decreased due to property improvements and replacements placed into service in previous years becoming fully depreciated during the year ended December 31, 2007. The decrease in interest expense is primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of the payment of outstanding advances and associated accrued interest and a decrease in interest on the debt encumbering Carriage Hills Apartments as a result of a decrease in the variable interest rate. The increase in operating expense is primarily due to an increase in salaries and related benefits at the Partnership’s investment property. The increase in property tax expense is primarily due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is primarily due to an increase in occupancy at Carriage Hills Apartments.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $163,000, compared to approximately $74,000 at March 31, 2007.  The increase in cash and cash equivalents of approximately $19,000, from December 31, 2007, is due to approximately $33,000 of cash provided by operating activities, partially offset by approximately $14,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2008, the Partnership completed approximately $14,000 of capital improvements at the property, consisting primarily of floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $5,360,000 requires monthly payments of interest only and a balloon payment of $5,360,000 due upon maturity during 2010.  The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2008 or 2007. Subsequent to March 31, 2008, the Partnership distributed approximately $130,000 of sale and refinancing proceeds (approximately $6.93 per limited partnership unit).  Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4.

Controls and Procedures.

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

(b)

Changes in Internal Control Over Financial Reporting.

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

Legal Proceedings.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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