Form 10-Q
period 2008-06-30
ANGELES PARTNERS X
filed 2008-08-13
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 97	$ 144
Receivables and deposits	14	19
Other assets	120	144
Investment property:
Land	101	101
Buildings and related personal property	7,046	6,892
	7,147	6,993
Less accumulated depreciation	(5,736)	(5,640)
	1,411	1,353
	$ 1,642	$ 1,660
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 28	$ 14
Tenant security deposit liabilities	31	31
Accrued property taxes	103	53
Other liabilities	94	100
Mortgage note payable	5,360	5,360
	5,616	5,558
Partners' Deficit
General partners	(231)	(231)
Limited partners (18,625 units issued and
outstanding)	(3,743)	(3,667)
	(3,974)	(3,898)
	$ 1,642	$ 1,660

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 337	$ 322	$ 691	$ 647
Other income	48	44	82	73
Total revenues	385	366	773	720

Expenses:
Operating	173	164	331	308
General and administrative	31	30	56	55
Depreciation	49	84	96	173
Interest	61	103	132	203
Property taxes	52	49	104	96
Total expenses	366	430	719	835

Casualty gain (Note C)	--	19	--	19
Net income (loss)	$ 19	$ (45)	$ 54	$ (96)

Net income (loss) allocated to
general partners (1%)	$ 1	$ --	$ 1	$ (1)

Net income (loss) allocated to
limited partners (99%)	18	(45)	53	(95)
	$ 19	$ (45)	$ 54	$ (96)
Net income (loss) per limited
partnership unit	$ 0.97	$ (2.42)	$ 2.85	$ (5.10)

Distribution per limited partnership
unit	$ 6.93	$ --	$ 6.93	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	18,714	$ 1	$ 18,714	$ 18,715

Partners' deficit at
December 31, 2007	18,625	$ (231)	$ (3,667)	$ (3,898)

Distributions to partners	--	(1)	(129)	(130)

Net income for the six months
ended June 30, 2008	--	1	53	54

Partners' deficit
at June 30, 2008	18,625	$ (231)	$ (3,743)	$ (3,974)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 54	$ (96)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	96	173
Amortization of loan costs	21	23
Casualty gain	--	(19)
Change in accounts:
Receivables and deposits	5	(46)
Other assets	3	(24)
Accounts payable	(1)	10
Tenant security deposit liabilities	--	1
Accrued property taxes	50	37
Due to affiliates	--	31
Other liabilities	(6)	(2)
Net cash provided by operating activities	222	88

Cash flows from investing activities:
Property improvements and replacements	(139)	(46)
Insurance proceeds received	--	19
Net cash used in investing activities	(139)	(27)

Cash flows from financing activities:
Distributions to partners	(130)	--
Payments on mortgage note payable	--	(54)
Net cash used in financing activities	(130)	(54)

Net (decrease) increase in cash and cash equivalents	(47)	7

Cash and cash equivalents at beginning of period	144	98

Cash and cash equivalents at end of period	$ 97	$ 105

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 120	$ 150

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 15	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $39,000 and $35,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $29,000 and $24,000 for the six months ended June 30, 2008 and 2007, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $9,000 and $2,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $704,000 to repay the mortgage encumbering Carriage Hills Apartments and to fund capital improvements and operating expenses during 2004, 2005 and 2006. AIMCO Properties, L.P. made an additional advance of approximately $58,000 during the third quarter of 2007 to fund an application fee related to the refinancing of the mortgage encumbering Carriage Hills Apartments.  Interest accrued at the prime rate and interest expense was approximately $31,000 for the six months ended June 30, 2007.  The Partnership repaid the balance of outstanding advances and accrued interest during the third and fourth quarters of 2007 from proceeds from the refinancing of the mortgage encumbering Carriage Hills Apartments. There were no outstanding advances or associated accrued interest payable to affiliates of the General Partner at June 30, 2008 and December 31, 2007.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. The Partnership accrued a fee of approximately $4,000 for the six months ended June 30, 2008 which is included in general and administrative expenses and other liabilities. At June 30, 2008, the total fee accrued was approximately $4,000. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. The General Partner did not earn a fee for the six months ended June 30, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $20,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during the remainder of 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $34,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.

In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Carriage Hills Apartments	98%	93%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2008 was approximately $19,000 and $54,000, respectively, compared to net loss of approximately $45,000 and $96,000, respectively, for the three and six months ended June 30, 2007.  The increase in net income for both the three and six months ended June 30, 2008 is due to a decrease in total expenses and an increase in total revenues, partially offset by the recognition of a casualty gain during the three and six months ended June 30, 2007.

Total expenses decreased for both the three and six months ended June 30, 2008 primarily due to decreases in depreciation and interest expenses, partially offset by increases in operating and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. Depreciation expense decreased for both periods due to property improvements and replacements placed into service in previous years becoming fully depreciated during the year ended December 31, 2007. The decrease in interest expense for both periods is primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of the payment of outstanding advances and associated accrued interest and a decrease in interest on the debt encumbering Carriage Hills Apartments as a result of a decrease in the variable interest rate. The increase in operating expense for both periods is primarily due to clean up costs related to the casualty in 2007. The increase in operating expenses for the six months ended June 30, 2008 is also due to an increase in salaries and related benefits at the Partnership’s investment property. The increase in property tax expense for both periods is primarily due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and six months ended June 30, 2008 due to increases in rental income and other income. The increase in rental income for both periods is primarily due to an increase in occupancy at Carriage Hills Apartments. Other income increased for both periods primarily due to increases in lease cancellation fees and cleaning and damage fees, partially offset by a decrease in resident utility reimbursements.

In February 2007, Carriage Hills Apartments incurred damages of approximately $38,000 due to a broken water pipe. During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $19,000 as a result of the receipt of insurance proceeds of approximately $19,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $97,000, compared to approximately $105,000 at June 30, 2007.  The decrease in cash and cash equivalents of approximately $47,000, from December 31, 2007, is due to approximately $130,000 and $139,000 of cash used in financing and investing activities, respectively, partially offset by approximately $222,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2008, the Partnership completed approximately $154,000 of capital improvements at the property, consisting primarily of roof replacement, swimming pool and spa resurfacing and appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2008	Unit	2007	Unit

Operations	$ 130	$ 6.93	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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