Form 10-Q
period 2008-09-30
ANGELES PARTNERS X
filed 2008-11-12
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 0-10304

ANGELES PARTNERS X

(Exact name of registrant as specified in its charter)

California	95-3557899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 57	$ 144
Receivables and deposits	14	19
Other assets	117	144
Investment property:
Land	101	101
Buildings and related personal property	7,091	6,892
	7,192	6,993
Less accumulated depreciation	(5,787)	(5,640)
	1,405	1,353
	$ 1,593	$ 1,660
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 21	$ 14
Tenant security deposit liabilities	31	31
Accrued property taxes	23	53
Other liabilities	91	100
Due to affiliates (Note B)	11	--
Mortgage note payable (Note C)	5,360	5,360
	5,537	5,558
Partners' Deficit
General partners	(231)	(231)
Limited partners (18,625 units issued and
outstanding)	(3,713)	(3,667)
	(3,944)	(3,898)
	$ 1,593	$ 1,660

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 359	$ 332	$ 1,050	$ 979
Other income	27	33	109	106
Total revenues	386	365	1,159	1,085

Expenses:
Operating	174	173	505	481
General and administrative	27	25	83	80
Depreciation	51	61	147	234
Interest	51	100	183	303
Property taxes	53	50	157	146
Total expenses	356	409	1,075	1,244

Casualty gain (Note D)	--	9	--	28
Net income (loss)	$ 30	$ (35)	$ 84	$ (131)

Net income (loss) allocated to
general partners (1%)	$ --	$ --	$ 1	$ (1)
Net income (loss) allocated to
limited partners (99%)	30	(35)	83	(130)
	$ 30	$ (35)	$ 84	$ (131)

Net income (loss) per limited
partnership unit	$ 1.61	$ (1.88)	$ 4.46	$ (6.98)

Distribution per limited partnership unit	$ --	$ --	$ 6.93	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2007	18,625	$ (231)	$(3,667)	$(3,898)

Distributions to partners	--	(1)	(129)	(130)

Net income for the nine months
ended September 30, 2008	--	1	83	84

Partners' deficit
at September 30, 2008	18,625	$ (231)	$(3,713)	$(3,944)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 84	$ (131)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	147	234
Amortization of loan costs	31	23
Casualty gain	--	(28)
Change in accounts:
Receivables and deposits	5	59
Other assets	(4)	4
Accounts payable	(1)	20
Tenant security deposit liabilities	--	4
Accrued property taxes	(30)	(44)
Due to affiliates	11	(38)
Other liabilities	(9)	22
Net cash provided by operating activities	234	125

Cash flows from investing activities:
Property improvements and replacements	(191)	(142)
Insurance proceeds received	--	28
Net cash used in investing activities	(191)	(114)

Cash flows from financing activities:
Advances from affiliate	--	58
Repayment of advances from affiliate	--	(465)
Payments on mortgage note payable	--	(72)
Proceeds from mortgage note payable	--	5,360
Repayment of mortgage note payable	--	(4,597)
Loan costs paid	--	(53)
Distributions to partners	(130)	--
Net cash (used in) provided by financing activities	(130)	231

Net (decrease) increase in cash and cash equivalents	(87)	242
Cash and cash equivalents at beginning of period	144	98

Cash and cash equivalents at end of period	$ 57	$ 340

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 165	$ 294
Supplemental disclosure of non-cash activity:
Loan costs included in due to affiliates	$ --	$ 54
Property improvements and replacements included
in accounts payable	$ 8	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC").  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $59,000 and $53,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 and $42,000 for the nine months ended September 30, 2008 and 2007, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $15,000 and $9,000, respectively.

At September 30, 2008, approximately $11,000 of accountable administrative expenses remain unpaid and are included in due to the affiliates.  No such fees were unpaid at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $704,000 to repay the mortgage encumbering Carriage Hills Apartments and to fund capital improvements and operating expenses during 2004, 2005 and 2006. AIMCO Properties, L.P. made an additional advance of approximately $58,000 during the third quarter of 2007 to fund an application fee related to the refinancing of the mortgage encumbering Carriage Hills Apartments.  Interest accrued at the prime rate and interest expense was approximately $47,000 for the nine months ended September 30, 2007.  The Partnership repaid the balance of outstanding advances and accrued interest during the third and fourth quarter of 2007 from proceeds from the refinancing of the mortgage encumbering Carriage Hills Apartments. There were no outstanding advances or associated accrued interest payable to affiliates of the General Partner at September 30, 2008 and December 31, 2007.

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

In connection with the refinancing of the mortgage encumbering Carriage Hills Apartments (see “Note C”), an affiliate of the General Partner earned a fee of approximately $54,000 during the nine months ended September 30, 2007. This fee was capitalized and included in other assets. At September 30, 2007, this fee was included in due to affiliates. This fee was paid during the year ended December 31, 2007.

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. The General Partner did not earn a fee for the nine months ended September 30, 2008 or 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $31,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during the remainder of 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $34,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Refinancing

On September 21, 2007, the Partnership refinanced the mortgage encumbering Carriage Hills Apartments.  The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,597,000, with a new mortgage loan in the principal amount of $5,360,000.  the new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $5,360,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner.  The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P. an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  During the nine months ended September 30, 2007, in connection with the new loan, loan costs of approximately $107,000 were capitalized and are included in other assets.  During the fourth quarter of 2007, additional loan costs of approximately $16,000 were capitalized.

Note D – Casualty Event

In February 2007, Carriage Hills Apartments incurred damages of approximately $38,000 due to a broken water pipe. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of insurance proceeds of approximately $28,000, approximately $9,000 of which were received during the three months ended September 30, 2007. The damaged assets were fully depreciated.

Note E – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Carriage Hills Apartments	98%	94%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2008 was approximately $30,000 and $84,000, respectively, compared to net loss of approximately $35,000 and $131,000, respectively, for the three and nine months ended September 30, 2007.  The increase in net income for both the three and nine months ended September 30, 2008 is due to a decrease in total expenses and an increase in total revenues, partially offset by recognition of a casualty gain during the three and nine months ended September 30, 2007.

Total expenses decreased for both the three and nine months ended September 30, 2008 primarily due to decreases in depreciation and interest expenses, partially offset by an increase in property tax expense. Additionally, the decrease in total expenses for the nine months ended September 30, 2008 is also partially offset by an increase in operating expenses. Operating expenses remained relatively constant for the three months ended September 30, 2008. General and administrative expenses remained relatively constant for the comparable periods. Depreciation expense decreased for both periods due to property improvements and replacements placed into service in previous years becoming fully depreciated during the year ended December 31, 2007. The decrease in interest expense for both periods is primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of the payment of outstanding advances and associated accrued interest and a decrease in interest on the debt encumbering Carriage Hills Apartments as a result of a decrease in the variable interest rate. The increase in operating expenses, for the nine months ended September 30, 2008, is due to increases in salaries and related benefits at the Partnership’s investment property and clean-up costs related to the casualty in 2007. The increase in property tax expense for both periods is primarily due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and nine months ended September 30, 2008 due to an increase in rental income.  Additionally, the increase in total revenues for the three months ended September 30, 2008 is partially offset by a decrease in other income.  Other income remained relatively constant for the nine months ended September 30, 2008.  The increase in rental income for both periods is primarily due to an increase in occupancy at Carriage Hills Apartments. Other income decreased for the three months ended September 30, 2008 primarily due to decreases in lease cancellation fees and resident utility reimbursements.

In February 2007, Carriage Hills Apartments incurred damages of approximately $38,000 due to a broken water pipe. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of insurance proceeds of approximately $28,000, approximately $9,000 of which was received during the three months ended September 30, 2007. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $57,000, compared to approximately $340,000 at September 30, 2007.  The decrease in cash and cash equivalents of approximately $87,000, from December 31, 2007, is due to approximately $130,000 and $191,000 of cash used in financing and investing activities, respectively, partially offset by approximately $234,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $199,000 of capital improvements at the property, consisting primarily of roof replacement, swimming pool and spa resurfacing, air conditioning upgrades and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

            See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: November 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 12, 2008	By: /s/Stephen B. Waters
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