Form 10-Q
period 2009-03-31
ANGELES PARTNERS X
filed 2009-05-15
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 59	$ 184
Receivables and deposits	18	13
Other assets	98	96
Investment property:
Land	101	101
Buildings and related personal property	7,127	7,109
	7,228	7,210
Less accumulated depreciation	(5,891)	(5,839)
	1,337	1,371
	$ 1,512	$ 1,664
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 36	$ 10
Tenant security deposit liabilities	31	31
Accrued property taxes	54	57
Other liabilities	75	80
Due to affiliates (Note B)	--	9
Mortgage note payable	5,360	5,360
	5,556	5,547
Partners' Deficit
General partners	(233)	(231)
Limited partners (18,625 units issued and
outstanding)	(3,811)	(3,652)
	(4,044)	(3,883)
	$ 1,512	$ 1,664

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Rental income	$ 361	$ 354
Other income	35	34
Total revenues	396	388

Expenses:
Operating	157	158
General and administrative	18	25
Depreciation	52	47
Interest	26	71
Property taxes	54	52
Total expenses	307	353

Net income	$ 89	$ 35

Net income allocated to general partners (1%)	$ 1	$ --
Net income allocated to limited partners (99%)	88	35
	$ 89	$ 35

Net income per limited partnership unit	$ 4.72	$ 1.88

Distributions per limited partnership unit	$13.26	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2008	18,625	$ (231)	$(3,652)	$(3,883)

Distributions to partners	--	(3)	(247)	(250)

Net income for the three months
ended March 31, 2009	--	1	88	89

Partners' deficit
at March 31, 2009	18,625	$ (233)	$(3,811)	$(4,044)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 89	$ 35
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	52	47
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	(5)	(2)
Other assets	(13)	(11)
Accounts payable	26	(5)
Tenant security deposit liabilities	--	2
Accrued property taxes	(3)	(1)
Due to affiliates	(9)	--
Other liabilities	(5)	(43)

Net cash provided by operating activities	143	33

Cash flows used in investing activities:
Property improvements and replacements	(18)	(14)

Cash flows used in financing activities:
Distributions to partners	(250)	--

Net (decrease) increase in cash and cash equivalents	(125)	19

Cash and cash equivalents at beginning of period	184	144

Cash and cash equivalents at end of period	$ 59	$ 163

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 11	$ 70

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC").  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 and $19,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $10,000 and $11,000 for the three months ended March 31, 2009 and 2008, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for each of the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $1,000.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. The General Partner did not earn a fee for the three months ended March 31, 2009 or 2008. During 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the three months ended March 31, 2009, as it was determined the criteria for payment of the fee would not be met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $11,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Contingencies

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Carriage Hills Apartments	97%	99%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2009 was approximately $89,000 compared to net income of approximately $35,000 for the three months ended March 31, 2008.  The increase in net income is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased due to decreases in interest and general and administrative expenses, partially offset by an increase in depreciation expense. Operating and property tax expenses remained relatively constant for the comparable periods. The decrease in interest expense is primarily due to a decrease in interest on the debt encumbering Carriage Hills Apartments as a result of a decrease in the variable interest rate. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months.

The decrease in general and administrative expenses is due to the reversal of the management fee based on net cash from operations payable to the Managing General Partner during the three months ended March 31, 2009, partially offset by an increase in costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased due to an increase in rental income. Other income remained relatively constant for the comparable periods.  The increase in rental income is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Carriage Hills Apartments.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $59,000 compared to approximately $163,000 at March 31, 2008.  Cash and cash equivalents decreased approximately $125,000 since December 31, 2008 due to approximately $250,000 and $18,000 of cash used in financing and investing activities, respectively, partially offset by approximately $143,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2009, the Partnership completed approximately $18,000 of capital improvements at the property, consisting primarily of clubhouse renovations and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended March 31,	Partnership	Ended March 31,	Partnership
	2009	Unit	2008	Unit

Refinance (1)	$ 250	$ 13.26	$ --	$ --

(1)   Distributions from the September 2007 refinancing of Carriage Hills Apartments.

Subsequent to March 31, 2009, the Partnership distributed approximately $50,000 of refinancing proceeds (approximately $2.66 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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