Form 10-Q
period 2009-09-30
ANGELES PARTNERS X
filed 2009-11-13
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 75	$ 184
Receivables and deposits	15	13
Other assets	72	96
Investment property:
Land	101	101
Buildings and related personal property	7,271	7,109
	7,372	7,210
Less accumulated depreciation	(5,996)	(5,839)
	1,376	1,371
	$ 1,538	$ 1,664
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 112	$ 10
Tenant security deposit liabilities	28	31
Accrued property taxes	23	57
Other liabilities	89	80
Due to affiliates (Note B)	2	9
Mortgage note payable	5,360	5,360
	5,614	5,547
Partners' Deficit
General partners	(233)	(231)
Limited partners (18,625 units issued and
outstanding)	(3,843)	(3,652)
	(4,076)	(3,883)
	$ 1,538	$ 1,664

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 364	$ 359	$ 1,072	$ 1,050
Other income	32	27	105	109
Total revenues	396	386	1,177	1,159

Expenses:
Operating	165	174	489	505
General and administrative	21	27	59	83
Depreciation	53	51	157	147
Interest	25	51	78	183
Property taxes	54	53	162	157
Total expenses	318	356	945	1,075

Net income	$ 78	$ 30	$ 232	$ 84

Net income allocated to general
partners (1%)	$ 1	$ --	$ 2	$ 1
Net income allocated to limited
partners (99%)	77	30	230	83
	$ 78	$ 30	$ 232	$ 84

Net income per limited partnership
unit	$ 4.13	$ 1.61	$ 12.35	$ 4.46

Distributions per limited partnership
unit	$ --	$ --	$ 22.60	$ 6.93

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2008	18,625	$ (231)	$(3,652)	$(3,883)

Distributions to partners	--	(4)	(421)	(425)

Net income for the nine months
ended September 30, 2009	--	2	230	232

Partners' deficit
at September 30, 2009	18,625	$ (233)	$(3,843)	$(4,076)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 232	$ 84
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	157	147
Amortization of loan costs	31	31
Change in accounts:
Receivables and deposits	(2)	5
Other assets	(7)	(4)
Accounts payable	6	(1)
Tenant security deposit liabilities	(3)	--
Accrued property taxes	(34)	(30)
Due to affiliates	(7)	11
Other liabilities	9	(9)
Net cash provided by operating activities	382	234

Cash flows used in investing activities:
Property improvements and replacements	(66)	(191)

Cash flows used in financing activities:
Distributions to partners	(425)	(130)

Net decrease in cash and cash equivalents	(109)	(87)

Cash and cash equivalents at beginning of period	184	144

Cash and cash equivalents at end of period	$ 75	$ 57

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 43	$ 165

Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 96	$ 8

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC").  In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $59,000 for each of the nine months ended September 30, 2009 and 2008, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $31,000 and $47,000 for the nine months ended September 30, 2009 and 2008, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $12,000 and $15,000, respectively. At September 30, 2009, approximately $2,000 of accountable administrative expenses were owed and are included in due to affiliates. No such amounts were owed at December 31, 2008.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.   This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.  The General Partner did not earn a fee for the nine months ended September 30, 2008. For the year 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the nine months ended September 30, 2009, as it was determined that the criteria for payment of the fee would not be met. The General Partner was entitled to a fee of approximately $16,000 for the nine months ended September 30, 2009. However, this fee was not accrued as it was determined that the criteria for payment of the fee would not be met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Carriage Hills Apartments	96%	98%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2009 was approximately $78,000 and $232,000, respectively, compared to net income of approximately $30,000 and $84,000 for the three and nine months ended September 30, 2008, respectively.  The increase in net income for both the three and nine months ended September 30, 2009 is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased for both the three and nine months ended September 30, 2009 due to decreases in interest, operating and general and administrative expenses, partially offset by an increase in depreciation expense. Property tax expense remained relatively constant for the comparable periods. The decrease in interest expense for both periods is due to a decrease in interest on the debt encumbering Carriage Hills Apartments as a result of a decrease in the variable interest rate. Operating expenses decreased for both periods due to a decrease in utility expenses and administrative fees. The decrease in operating expenses for the nine month period is also due to a decrease in clean up costs incurred in 2008 related to a 2007 casualty, partially offset by an increase in contract services at the Partnership’s investment property. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months.

The decrease in general and administrative expenses for both the three and nine months ended September 30, 2009 is due to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement. The decrease in general and administrative expenses for the nine months ended September 30, 2009 is also due to a decrease in the management fee based on net cash from operations payable to the General Partner. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and nine months ended September 30, 2009 is due to an increase in rental income. The increase in total revenues for the three months ended September 30, 2009 is also due to an increase in other income. The increase in total revenues for the nine months ended September 30, 2009 is partially offset by a decrease in other income. The increase in rental income for both periods is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Carriage Hills Apartments. The increase in other income for the three month period is due to increases in utility reimbursements and cleaning fees at Carriage Hill Apartments. The decrease in other income for the nine month period is due to decreases in lease cancellation fees and interest income, partially offset by increases in utility reimbursements and cleaning fees at Carriage Hills Apartments.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $75,000 compared to approximately $184,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $109,000 since December 31, 2008 due to approximately $425,000 and $66,000 of cash used in financing and investing activities, respectively, partially offset by approximately $382,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $162,000 of capital improvements at the property, consisting primarily of parking lot resurfacing, clubhouse renovations and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended September 30,	Partnership	Ended September 30,	Partnership
	2009	Unit	2008	Unit

Refinance (1)	$ 425	$ 22.60	$ 130	$ 6.93

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: November 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2009	By: /s/Stephen B. Waters
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