Form 10-K
period 2009-12-31
ANGELES PARTNERS X
filed 2010-03-29
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment.  In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to 2007, seven investment properties were either sold or foreclosed on. The Registrant continues to own and operate one investment property as of December 31, 2009 (see "Item 2 - Property").

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Carriage Hills
Apartments	$ 7,391	$ 6,049	5-30 yrs	S/L	$ 1,618

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data” for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property:

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Carriage Hills
Apartments
1st mortgage	$ 5,360	(1)	(2)	10/01/10	$ 5,360

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78% to 0.98% depending upon certain performance criteria. The rate at December 31, 2009 was 1.02%.

(2)   Interest only payments.

(3)   See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for other specific details about the loan.

The mortgage indebtedness encumbering Carriage Hills Apartments of $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $5,360,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. The General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010, otherwise the term of the Secured Credit Facility will be extended.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2009	2008	2009	2008
Carriage Hills Apartments	$10,531	$10,171	97%	97%

The real estate industry is highly competitive.  The property is subject to competition from other residential apartment complexes in the area.  The General Partner believes that the property is adequately insured.  The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2009, no residential tenant leases 10% or more of the available rental space.  The property is in good condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)

Carriage Hills Apartments	$200	6.54%

Capital Improvements:

Carriage Hills Apartments: During the year ended December 31, 2009, the Partnership completed approximately $181,000 of capital improvements at the property, consisting primarily of parking lot resurfacing, clubhouse renovations and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

                                       PART II

Item 5.  Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units (the “Units”) aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000.  The Partnership currently has 769 holders of record owning an aggregate of 18,625 Units.  Affiliates of the General Partner owned 11,518 Units or 61.84% at December 31, 2009.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Refinance (1)	$ 425	$ 22.60	$ 130	$ 6.93

(1)   Distributions from the September 2007 refinancing of the mortgage encumbering Carriage Hills Apartments.

Subsequent to December 31, 2009, the Partnership distributed approximately $100,000 of September 2007 refinancing proceeds (approximately $5.32 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods.  See "Item 2. Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2009 was approximately $330,000 compared to net income of approximately $145,000 for the year ended December 31, 2008.  The increase in net income is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased primarily due to decreases in interest and general and administrative expenses. Operating, depreciation and property tax expenses remained relatively constant for the comparable periods. The decrease in interest expense is due to a decrease in interest on the debt encumbering Carriage Hills Apartments as a result of a decrease in the variable interest rate. Operating expenses remained relatively constant as an increase in salaries and related benefits was offset by decreases in utility expenses and clean up costs incurred in 2008 related to a 2007 casualty.

The decrease in general and administrative expenses is due to decreases in reimbursements to the General Partner as allowed under the Partnership Agreement and the management fee based on net cash from operations payable to the General Partner. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is primarily due to an increase in the average rental rate at Carriage Hills Apartments.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $171,000 compared to approximately $184,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $13,000 since December 31, 2008 due to approximately $425,000 and $181,000 of cash used in financing and investing activities, respectively, partially offset by approximately $593,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and repayment of the mortgage note payable) of the Partnership. The mortgage indebtedness encumbering Carriage Hills Apartments of $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $5,360,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.The General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010, otherwise the term of the Secured Credit Facility will be extended. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Refinance (1)	$ 425	$ 22.60	$ 130	$ 6.93

(1)   Distributions from the September 2007 refinancing of Carriage Hills Apartments.

Subsequent to December 31, 2009, the Partnership distributed approximately $100,000 of September 2007 refinancing proceeds (approximately $5.32 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.84% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership’s investment property. These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners X

We have audited the accompanying consolidated balance sheets of Angeles Partners X as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners X at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

                                 ANGELES PARTNERS X

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	Years Ended December 31,
Assets	2009	2008

Cash and cash equivalents	$ 171	$ 184
Receivables and deposits	55	13
Other assets	51	96
Investment property (Notes B and E):
Land	101	101
Buildings and related personal property	7,290	7,109
	7,391	7,210
Less accumulated depreciation	(6,049)	(5,839)
	1,342	1,371
	$ 1,619	$ 1,664

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 15	$ 10
Tenant security deposit liabilities	28	31
Accrued property taxes	62	57
Other liabilities	132	80
Due to affiliates (Note D)	--	9
Mortgage note payable (Note B)	5,360	5,360
	5,597	5,547

Partners' Deficit
General partners	(232)	(231)
Limited partners (18,625 units issued and
outstanding)	(3,746)	(3,652)
	(3,978)	(3,883)
	$ 1,619	$ 1,664

See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 1,451	$ 1,409
Other income	137	141
Total revenues	1,588	1,550

Expenses:
Operating	666	652
General and administrative	79	122
Depreciation	210	199
Interest	102	240
Property taxes	201	192
Total expenses	1,258	1,405

Net income (Note C)	$ 330	$ 145

Net income allocated to general partners (1%)	$ 3	$ 1
Net income allocated to limited partners (99%)	327	144
	$ 330	$ 145

Net income per limited partnership unit	$ 17.56	$ 7.73

Distributions per limited partnership unit	$ 22.60	$ 6.93

See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit
at December 31, 2007	18,625	$ (231)	$(3,667)	$(3,898)

Distributions to partners	--	(1)	(129)	(130)

Net income for the year
ended December 31, 2008	--	1	144	145

Partners’ deficit
at December 31, 2008	18,625	(231)	(3,652)	(3,883)

Distributions to partners	--	(4)	(421)	(425)

Net income for the year ended
December 31, 2009	--	3	327	330

Partners’ deficit at
December 31, 2009	18,625	$ (232)	$(3,746)	$(3,978)

See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 330	$ 145
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	210	199
Amortization of loan costs	41	41
Change in accounts:
Receivables and deposits	(42)	6
Other assets	4	7
Accounts payable	5	(4)
Tenant security deposit liabilities	(3)	--
Accrued property taxes	5	4
Due to affiliates	(9)	9
Other liabilities	52	(20)
Net cash provided by operating activities	593	387

Cash flows used in investing activities:
Property improvements and replacements	(181)	(217)

Cash flows used in financing activities:
Distributions to partners	(425)	(130)

Net (decrease) increase in cash and cash equivalents	(13)	40
Cash and cash equivalents at beginning of year	184	144
Cash and cash equivalents at end of year	$ 171	$ 184

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 57	$ 227

See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

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

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $132,000 and $140,000 at December 31, 2009 and 2008, respectively that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs, including interest, property taxes and operating costs, associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Deferred Costs:  Loan costs of approximately $123,000, less accumulated amortization of approximately $92,000 and $51,000 as of December 31, 2009 and 2008, respectively, are included in other assets on the accompanying consolidated balance sheets. Loan costs are amortized over the term of the related loan agreement. Amortization expense for both the years ended December 31, 2009 and 2008 was approximately $41,000 and is included in interest expense.  Amortization expense is expected to be approximately $31,000 in 2010.

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

Fair Value of Financial Instruments:  FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments including the mortgage note payable, which matures in 2010, approximates their fair value due to the short term maturity of these instruments.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising Costs:  The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $33,000 and $32,000 for the years ended December 31, 2009 and 2008, respectively, are included in operating expenses.

Note B - Mortgage Note Payable

	Principal			Principal
	Balance At			Balance
	December 31,	Interest	Maturity	Due At
Property	2009	Rate	Date	Maturity
	(in thousands)			(in thousands)
Carriage Hills
Apartments
1st mortgage	$5,360	(1)	10/01/10	$5,360

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78% to 0.98% depending upon certain performance criteria. The rate at December 31, 2009 was 1.02%.

The mortgage indebtedness encumbering Carriage Hills Apartments of $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $5,360,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. The General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010, otherwise the term of the Secured Credit Facility will be extended.

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

The following is a reconciliation of reported net income and Federal taxable income (in thousands):

	2009	2008

Net income as reported	$ 330	$ 145
Add (deduct):
Depreciation differences	26	15
Unearned income	2	19
Other	(41)	37
Federal taxable income	$ 317	$ 216

Federal taxable income per
limited partnership unit	$ 16.84	$ 11.48

The following is a reconciliation at December 31, 2009 between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008
Net liabilities - as reported	$(3,978)	$(3,883)
Land and buildings	572	577
Accumulated depreciation	(296)	(322)
Syndication fees	2,071	2,071
Other	67	101
Net liabilities - Federal tax basis	$(1,564)	$(1,456)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $78,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $62,000 for the years ended December 31, 2009 and 2008, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $15,000 and $19,000, respectively.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.   This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. For the year ended December 31, 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the year ended December 31, 2009, as it was determined that the criteria for payment of the fee would not be met. The General Partner was entitled to a fee of approximately $21,000 for the year ended December 31, 2009. However, this fee was not accrued as it was determined that the criteria for payment of the fee would not be met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the “Units”) in the Partnership representing 61.84% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
(in thousands)				(in thousands)
Carriage Hills
Apartments	$ 5,360	$ 101	$ 3,509	$ 3,781

Gross Amount At Which Carried
At December 31, 2009
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
(in thousands)

Carriage Hills
Apartments	$ 101	$ 7,290	$ 7,391	$ 6,049	6/72	07/30/82	5-30 yrs

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property

Balance at beginning of year	$ 7,210	$ 6,993
Property improvements and replacements	181	217
Balance at end of year	$ 7,391	$ 7,210

Accumulated Depreciation

Balance at beginning of year	$ 5,839	$ 5,640
Depreciation expense	210	199
Balance at end of year	$ 6,049	$ 5,839

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $7,963,000 and $7,787,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $6,345,000 and $6,161,000, respectively.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President an Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the General Partner in February 2009.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units (the “Units”) of the Registrant as of December 31, 2009.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	135	0.72%
(an affiliate of AIMCO)
CooperRiverProperties, LLC	3,784	20.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	7,599	40.80%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P., are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $78,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $62,000 for the years ended December 31, 2009 and 2008, respectively. These amounts are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $15,000 and $19,000, respectively.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.   This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. For the year ended December 31, 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the year ended December 31, 2009, as it was determined that the criteria for payment of the fee would not be met. The General Partner was entitled to a fee of approximately $21,000 for the year ended December 31, 2009. However, this fee was not accrued as it was determined that the criteria for payment of the fee would not be met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the “Units”) in the Partnership representing 61.84% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $45,000 for the years 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 for each of the years 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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