Form 10-Q
period 2010-03-31
ANGELES PARTNERS X
filed 2010-05-14
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 146	$ 171
Receivables and deposits	69	55
Other assets	56	51
Investment property:
Land	101	101
Buildings and related personal property	7,302	7,290
	7,403	7,391
Less accumulated depreciation	(6,100)	(6,049)
	1,303	1,342
	$ 1,574	$ 1,619
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 12	$ 15
Tenant security deposit liabilities	29	28
Accrued property taxes	58	62
Other liabilities	109	132
Mortgage note payable	5,360	5,360
	5,568	5,597
Partners' Deficit
General partners	(232)	(232)
Limited partners (18,625 units issued and
outstanding)	(3,762)	(3,746)
	(3,994)	(3,978)
	$ 1,574	$ 1,619

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Rental income	$ 372	$ 361
Other income	26	35
Total revenues	398	396

Expenses:
Operating	158	157
General and administrative	23	18
Depreciation	51	52
Interest	24	26
Property taxes	58	54
Total expenses	314	307

Net income	$ 84	$ 89

Net income allocated to general partners (1%)	$ 1	$ 1
Net income allocated to limited partners (99%)	83	88
	$ 84	$ 89

Net income per limited partnership unit	$ 4.46	$ 4.72

Distributions per limited partnership unit	$ 5.32	$13.26

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit at
December 31, 2009	18,625	$ (232)	$(3,746)	$(3,978)

Distribution to partners	--	(1)	(99)	(100)

Net income for the three months
ended March 31, 2010	--	1	83	84

Partners' deficit
at March 31, 2010	18,625	$ (232)	$(3,762)	$(3,994)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 84	$ 89
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	51	52
Amortization of loan costs	10	11
Change in accounts:
Receivables and deposits	(14)	(5)
Other assets	(15)	(13)
Accounts payable	(3)	26
Tenant security deposit liabilities	1	--
Accrued property taxes	(4)	(3)
Due to affiliates	--	(9)
Other liabilities	(23)	(5)

Net cash provided by operating activities	87	143

Cash flows used in investing activities:
Property improvements and replacements	(12)	(18)

Cash flows used in financing activities:
Distribution to partners	(100)	(250)

Net decrease in cash and cash equivalents	(25)	(125)

Cash and cash equivalents at beginning of period	171	184

Cash and cash equivalents at end of period	$ 146	$ 59

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 14	$ 11

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner" or "ARC").  In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 for each of the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $7,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of less than $1,000 and approximately $1,000, respectively.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.   This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.  The General Partner was entitled to a fee of approximately $4,000 for the three months ended March 31, 2010. However, this fee was not accrued as it was determined that the criteria for payment of the fee would not be met. The General Partner did not earn a fee for the three months ended March 31, 2009.  For the year 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the three months ended March 31, 2009, as it was determined that the criteria for payment of the fee would not be met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $14,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Carriage Hills Apartments	97%	97%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2010 was approximately $84,000 compared to net income of approximately $89,000 for the three months ended March 31, 2009.  The decrease in net income is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased due to increases in property tax and general and administrative expenses, partially offset by a decrease in interest expense. Operating and depreciation expenses remained relatively constant for the comparable periods. Property tax expense increased due to an increase in the assessed value of Carriage Hills Apartments. The decrease in interest expense is primarily due to a decrease in interest on the debt encumbering Carriage Hills Apartments as a result of a decrease in the variable interest rate.

The increase in general and administrative expenses is due to the reversal of the management fee based on net cash from operations payable to the General Partner during the three months ended March 31, 2009, partially offset by decreases in reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income.  The increase in rental income is due to an increase in the average rental rate and a decrease in bad debt expense at Carriage Hills Apartments. The decrease in other income is due to a decrease in tenant utility reimbursements.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $146,000 compared to approximately $171,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $25,000 since December 31, 2009 due to approximately $100,000 and $12,000 of cash used in financing and investing activities, respectively, partially offset by approximately $87,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements.

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

During the three months ended March 31, 2010, the Partnership completed approximately $12,000 of capital improvements at the property, consisting primarily of water heater upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and repayment of the mortgage note payable) of the Partnership. The mortgage indebtedness encumbering Carriage Hills Apartments of $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The new mortgage requires monthly payments of interest only through the October 1, 2010 maturity date, at which date the entire principal balance of $5,360,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.01% per annum at March 31, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the mortgage financing. The General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010, otherwise the term of the Secured Credit Facility will be extended. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended March 31,	Partnership	Ended March 31,	Partnership
	2010	Unit	2009	Unit

Refinance (1)	$ 100	$ 5.32	$ 250	$ 13.26

(1)   Distributions from the September 2007 refinancing of the mortgage encumbering Carriage Hills Apartments.

Subsequent to March 31, 2010, the Partnership distributed approximately $100,000 of September 2007 refinancing proceeds and operating cash (approximately $5.32 per limited partnership unit).

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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