Form 10-Q
period 2010-06-30
ANGELES PARTNERS X
filed 2010-08-11
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 40	$ 171
Receivables and deposits	88	55
Other assets	40	51
Investment property:
Land	101	101
Buildings and related personal property	7,315	7,290
	7,416	7,391
Less accumulated depreciation	(6,149)	(6,049)
	1,267	1,342
	$ 1,435	$ 1,619
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 36	$ 15
Tenant security deposit liabilities	30	28
Accrued property taxes	115	62
Other liabilities	85	132
Mortgage note payable	5,360	5,360
	5,626	5,597
Partners' Deficit
General partners	(235)	(232)
Limited partners (18,625 units issued and
outstanding)	(3,956)	(3,746)
	(4,191)	(3,978)
	$ 1,435	$ 1,619

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 363	$ 347	$ 735	$ 708
Other income	32	38	58	73
Total revenues	395	385	793	781

Expenses:
Operating	176	167	334	324
General and administrative	25	20	48	38
Depreciation	49	52	100	104
Interest	24	27	48	53
Property taxes	58	54	116	108
Total expenses	332	320	646	627

Net income	$ 63	$ 65	$ 147	$ 154

Net income allocated to general
partners (1%)	$ --	$ 1	$ 1	$ 2

Net income allocated to limited
partners (99%)	63	64	146	152
	$ 63	$ 65	$ 147	$ 154
Net income per limited partnership
unit	$ 3.38	$ 3.44	$ 7.84	$ 8.16

Distributions per limited partnership
unit	$ 13.79	$ 9.34	$ 19.11	$ 22.60

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	18,714	$ 1	$ 18,714	$ 18,715

Partners' deficit at
December 31, 2009	18,625	$ (232)	$ (3,746)	$ (3,978)

Distributions to partners	--	(4)	(356)	(360)

Net income for the six months
ended June 30, 2010	--	1	146	147

Partners' deficit
at June 30, 2010	18,625	$ (235)	$ (3,956)	$ (4,191)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 147	$ 154
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	100	104
Amortization of loan costs	20	20
Change in accounts:
Receivables and deposits	(33)	(2)
Other assets	(9)	(14)
Accounts payable	15	17
Tenant security deposit liabilities	2	--
Accrued property taxes	53	50
Due to affiliates	--	(9)
Other liabilities	(47)	(21)
Net cash provided by operating activities	248	299

Cash flows used in investing activities:
Property improvements and replacements	(19)	(29)

Cash flows used in financing activities:
Distributions to partners	(360)	(425)

Net decrease in cash and cash equivalents	(131)	(155)

Cash and cash equivalents at beginning of period	171	184

Cash and cash equivalents at end of period	$ 40	$ 29

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 28	$ 28

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 6	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner").  In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $40,000 and $38,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $15,000 and $14,000 for the six months ended June 30, 2010 and 2009, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for each of the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $1,000.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.   This fee is subordinate to the limited partners receiving a cumulative return of at least 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.  The General Partner was entitled to a fee of approximately $11,000 and $13,000 for the six months ended June 30, 2010 and 2009, respectively. However, this fee was not accrued as it was determined that the criteria for payment of the fee would not be met. For the year 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the six months ended June 30, 2009, as it was determined that the criteria for payment of the fee would not be met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $18,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Event

During June 2010, Carriage Hills Apartments suffered estimated damages of approximately $80,000 from falling trees as a result of a severe storm. During the three and six months ended June 30, 2010, the Partnership incurred approximately $9,000 for clean-up costs, which were included in operating expense. The Partnership is currently uncertain whether the storm damage will be covered by insurance.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage note payable.  At June 30, 2010, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

Note F – Subsequent Event

The mortgage indebtedness encumbering Carriage Hills Apartments of approximately $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) which has a maturity date of October 1, 2010. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $14,000 of which was allocated to the Partnership. If the Partnership repays the mortgage loan encumbering Carriage Hills Apartments prior to October 1, 2010, the extension fee of $14,000 will be refunded to the Partnership.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Carriage Hills Apartments	97%	95%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2010 was approximately $63,000 and $147,000, respectively, compared to net income of approximately $65,000 and $154,000 for the three and six months ended June 30, 2009, respectively.  The decrease in net income for the three and six months ended June 30, 2010 is due to an increase in total expenses, partially offset by an increase in total revenues.

The increase in total expenses for the three and six months ended June 30, 2010 is primarily due to increases in operating, property tax and general and administrative expenses. Depreciation and interest expenses remained relatively constant for the comparable periods. The increase in operating expenses for both periods is primarily due to clean-up costs incurred in June 2010 related to a severe storm at Carriage Hills Apartments. Property tax expense increased for both periods due to an increase in the assessed value of Carriage Hills Apartments.

During June 2010, Carriage Hills Apartments suffered estimated damages of approximately $80,000 from falling trees as a result of a severe storm. During the three and six months ended June 30, 2010, the Partnership incurred approximately $9,000 for clean-up costs, which were included in operating expense. The Partnership is currently uncertain whether the storm damage will be covered by insurance.

The increase in general and administrative expenses for the three months ended June 30, 2010 is due to increases in reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. The increase in general and administrative expenses for the six months ended June 30, 2010 is due to the reversal of the management fee based on net cash from operations payable to the General Partner during the six months ended June 30, 2009. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues for the three and six months ended June 30, 2010 is due to an increase in rental income, partially offset by a decrease in other income.  The increase in rental income for both periods is due to an increase in the average rental rate, an increase in occupancy and a decrease in bad debt expense at Carriage Hills Apartments. The decrease in other income for both periods is primarily due to a decrease in tenant utility reimbursements.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $40,000 compared to approximately $171,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $131,000 since December 31, 2009 due to approximately $360,000 and $19,000 of cash used in financing and investing activities, respectively, partially offset by approximately $248,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements.

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

During the six months ended June 30, 2010, the Partnership completed approximately $25,000 of capital improvements at the property, consisting primarily of water heater upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and repayment of the mortgage note payable) of the Partnership. The mortgage indebtedness encumbering Carriage Hills Apartments of $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of $5,360,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.13% per annum at June 30, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the mortgage financing. The General Partner is currently working to refinance the Partnership’s mortgage indebtedness. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended June 30,	Partnership	Ended June 30,	Partnership
	2010	Unit	2009	Unit

Operations	$ 188	$ 9.98	$ --	$ --
Refinance (1)	172	9.13	425	22.60
	$ 360	$ 19.11	$ 425	$ 22.60

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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