Form 10-Q
period 2010-09-30
ANGELES PARTNERS X
filed 2010-11-12
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 95	$ 171
Receivables and deposits	87	55
Other assets (Note E)	46	51
Investment property:
Land	101	101
Buildings and related personal property	7,412	7,290
	7,513	7,391
Less accumulated depreciation	(6,187)	(6,049)
	1,326	1,342
	$ 1,554	$ 1,619
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 50	$ 15
Tenant security deposit liabilities	29	28
Accrued property taxes	35	62
Other liabilities	95	132
Due to affiliates (Note B)	100	--
Mortgage note payable (Note E)	5,360	5,360
	5,669	5,597
Partners' Deficit
General partners	(234)	(232)
Limited partners (18,625 units issued and
outstanding)	(3,881)	(3,746)
	(4,115)	(3,978)
	$ 1,554	$ 1,619

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 346	$ 364	$ 1,081	$ 1,072
Other income	39	32	97	105
Total revenues	385	396	1,178	1,177

Expenses:
Operating	176	165	510	489
General and administrative	22	21	70	59
Depreciation	50	53	150	157
Interest	27	25	75	78
Property taxes	59	54	175	162
Total expenses	334	318	980	945

Casualty gain (Note C)	25	--	25	--

Net income	$ 76	$ 78	$ 223	$ 232

Net income allocated to general
partners (1%)	$ 1	$ 1	$ 2	$ 2

Net income allocated to limited
partners (99%)	75	77	221	230
	$ 76	$ 78	$ 223	$ 232
Net income per limited partnership
unit	$ 4.03	$ 4.13	$ 11.87	$ 12.35

Distributions per limited partnership
unit	$ --	$ --	$ 19.11	$ 22.60

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	18,714	$ 1	$ 18,714	$ 18,715

Partners' deficit at
December 31, 2009	18,625	$ (232)	$ (3,746)	$ (3,978)

Distributions to partners	--	(4)	(356)	(360)

Net income for the nine months
ended September 30, 2010	--	2	221	223

Partners' deficit
at September 30, 2010	18,625	$ (234)	$ (3,881)	$ (4,115)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 223	$ 232
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	150	157
Casualty gain	(25)	--
Amortization of loan costs	31	31
Change in accounts:
Receivables and deposits	(32)	(2)
Other assets	(12)	(7)
Accounts payable	(1)	6
Tenant security deposit liabilities	1	(3)
Accrued property taxes	(27)	(34)
Due to affiliates	1	(7)
Other liabilities	(37)	9
Net cash provided by operating activities	272	382

Cash flows from investing activities:
Insurance proceeds received	25	--
Property improvements and replacements	(98)	(66)
Net cash used in investing activities	(73)	(66)

Cash flows from financing activities:
Advances from affiliate	113	--
Repayment of advance from affiliate	(14)	--
Loan costs paid	(14)	--
Distributions to partners	(360)	(425)
Net cash used in financing activities	(275)	(425)

Net decrease in cash and cash equivalents	(76)	(109)

Cash and cash equivalents at beginning of period	171	184

Cash and cash equivalents at end of period	$ 95	$ 75

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 43	$ 43

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 36	$ 96

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners X (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Angeles Realty Corporation (the "General Partner").  In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $59,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 and $31,000 for the nine months ended September 30, 2010 and 2009, respectively. These amounts are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $2,000 and $12,000, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments in 2003. The Partnership paid a distribution of approximately $154,000 to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. As of September 30, 2010, the limited partners have not received a return of their original capital contributions plus the cumulative preferred return of 6%. The Partnership does not anticipate that the limited partners will receive this return upon the sale of Carriage Hills Apartments in the fourth quarter of 2010. Therefore the Partnership anticipates that the General Partner will be required to return these amounts to the Partnership prior to the Partnership’s termination.

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. This fee is subordinate to the limited partners receiving a cumulative return of at least 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.  The General Partner was entitled to a fee of approximately $8,000 and $16,000 for the nine months ended September 30, 2010 and 2009, respectively. However, this fee was not accrued as it was determined that the criteria for payment of the fee would not be met. For the year 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the nine months ended September 30, 2009, as it was determined that the criteria for payment of the fee would not be met.

During the nine months ended September 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $113,000 to fund real estate taxes and a fee to extend the maturity date of the mortgage encumbering Carriage Hill Apartments. There were no such advances during the nine months ended September 30, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on outstanding advances at September 30, 2010 is 15.61% and interest expense was approximately $1,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2010 the Partnership made payments on the outstanding advances of approximately $14,000. There were no payments made during the nine months ended September 30, 2009. At September 30, 2010 the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $100,000 and is included in due to affiliates. There were no outstanding advances or associated accrued interest at December 31, 2009. Subsequent to September 30, 2010, the Partnership made a payment on the outstanding advances of approximately $50,000. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $18,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Event

During June 2010, Carriage Hills Apartments suffered damages of approximately $35,000 from falling trees as a result of a severe storm. During the nine months ended September 30, 2010, the Partnership incurred approximately $10,000 for clean-up costs, which were included in operating expenses. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $25,000 as a result of the receipt of insurance proceeds of approximately $25,000. The damaged assets were fully depreciated.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage note payable.  At September 30, 2010, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note E –Mortgage Note Payable

The mortgage indebtedness encumbering Carriage Hills Apartments of approximately $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) which had a maturity date of October 1, 2010. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $14,000 of which was allocated to the Partnership and capitalized during the nine months ended September 30, 2010 and is included in other assets.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

Note G – Subsequent Event

Subsequent to September 30, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Carriage Hills Apartments, which is projected to close during the fourth quarter of 2010 for a sales price of $7,100,000. The Partnership determined that certain held for sale criteria were not met at September 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the Partnership's property for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Carriage Hills Apartments	96%	96%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2010 was approximately $76,000 and $223,000, respectively, compared to net income of approximately $78,000 and $232,000 for the three and nine months ended September 30, 2009, respectively.  The decrease in net income for both the three and nine months ended September 30, 2010 is due to an increase in total expenses, partially offset by the recognition of a casualty gain during the three and nine months ended September 30, 2010. The decrease in net income for the three months ended September 30, 2010 is also due to a decrease in total revenues. Total revenues remained relatively constant for the nine months ended September 30, 2010.

The increase in total expenses for the three months ended September 30, 2010 is primarily due to an increase in operating expenses. Depreciation, interest, property tax and general and administrative expenses remained relatively constant for the three months ended September 30, 2010. The increase in total expenses for the nine months ended September 30, 2010 is primarily due to increases in operating, property tax and general and administrative expenses. Depreciation and interest expenses remained relatively constant for the nine months ended September 30, 2010. The increase in operating expenses for both the three and nine months ended September 30, 2010 is due to an increase in salaries and related benefits. The increase in operating expenses for the nine months ended September 30, 2010 is also due to clean-up costs incurred in June 2010 related to a severe storm at Carriage Hills Apartments (as discussed below), partially offset by a decrease in utilities and contract services. Property tax expense increased for the nine month period due to an increase in the assessed value of Carriage Hills Apartments.

During June 2010, Carriage Hills Apartments suffered damages of approximately $35,000 from falling trees as a result of a severe storm. During the nine months ended September 30, 2010, the Partnership incurred approximately $10,000 for clean-up costs, which were included in operating expenses. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $25,000 as a result of the receipt of insurance proceeds of approximately $25,000. The damaged assets were fully depreciated.

The increase in general and administrative expenses for the nine months ended September 30, 2010 is due to the reversal of the management fee based on net cash from operations payable to the General Partner during the nine months ended September 30, 2009. Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended September 30, 2010 is due to a decrease in rental income, partially offset by an increase in other income.  The decrease in rental income is due to a decrease in the average rental rate and a slight decrease in occupancy at Carriage Hills Apartments. The increase in other income is primarily due to an increase in tenant utility reimbursements. Total revenues remained relatively constant for the nine months ended September 30, 2010 as an increase in rental income was offset by a decrease in other income. The increase in rental income is due to an increase in the average rental rate and a decrease in bad debt expense at Carriage Hills Apartments. The decrease in other income is primarily due to a decrease in tenant utility reimbursements.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $95,000 compared to approximately $171,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $76,000 since December 31, 2009 due to approximately $275,000 and $73,000 of cash used in financing and investing activities, respectively, partially offset by approximately $272,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, loan costs paid and repayment of advances from an affiliate, partially offset by advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

During the nine months ended September 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $113,000 to fund real estate taxes and a fee to extend the maturity date of the mortgage encumbering Carriage Hill Apartments. There were no such advances during the nine months ended September 30, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrue interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on outstanding advances at September 30, 2010 is 15.61% and interest expense was approximately $1,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2010 the Partnership made payments on the outstanding advances of approximately $14,000. There were no payments made during the nine months ended September 30, 2009. At September 30, 2010 the total amount of outstanding advances and associated accrued interest owed to AIMCO Properties, L.P. was approximately $100,000 and is included in due to affiliates. There were no outstanding advances or associated accrued interest at December 31, 2009. Subsequent to September 30, 2010, the Partnership made a payment on the outstanding advances of approximately $50,000. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $134,000 of capital improvements at the property, consisting primarily of electrical upgrades, water heater, appliance and floor covering replacements and reconstruction related to wind and hail damage to the property caused by a severe storm. These improvements were funded from operations and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Carriage Hills Apartments of $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of $5,360,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at September 30, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the mortgage financing. The General Partner is currently working to refinance the Partnership’s mortgage indebtedness. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended September 30,	Partnership	Ended September 30,	Partnership
	2010	Unit	2009	Unit

Operations	$ 188	$ 9.98	$ --	$ --
Refinance (1)	172	9.13	425	22.60
	$ 360	$ 19.11	$ 425	$ 22.60

(1)   Distributions from the September 2007 refinancing of the mortgage encumbering Carriage Hills Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures and repayment of amounts due to affiliates, to permit any additional distributions to its partners in 2010 or subsequent periods.

Subsequent to September 30, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Carriage Hills Apartments, which is projected to close during the fourth quarter of 2010 for a sales price of $7,100,000. The Partnership determined that certain held for sale criteria were not met at September 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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

10.26       Purchase and Sale Contract dated October 18, 2010 between Carriage APX, a Michigan Limited Partnership, and DTN Development Group, Inc., a Michigan corporation, filed in Current Report on Form 8-K dated October 18, 2010 and incorporated herein by reference.

10.27       First Amendment to Purchase and Sale Contract dated November 11, 2010 between Carriage APX, a Michigan Limited Partnership, and DTN Development Group, Inc., a Michigan corporation, filed in Current Report on Form 8-K dated November 11, 2010 and incorporated herein by reference.

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