Form 10-K
period 2010-12-31
ANGELES PARTNERS X
filed 2011-03-28
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Registrant's telephone number, including area code) (864) 239-1000

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that can affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Commencing May 12, 1981, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 25,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000).  Upon termination of the offering, the Registrant had accepted subscriptions for 18,714 Units for an aggregate of $18,714,000, including 100 Units which were purchased by the General Partner for $100,000.  Since its initial offering, the Registrant has not received, nor were limited partners required to make, additional capital contributions.

The Registrant was engaged in the business of operating and holding real estate properties for investment.  In 1981 and 1982, during its acquisition phase, the Registrant acquired eight investment properties. Prior to 2007, seven investment properties were either sold or foreclosed on. During the year ended December 31, 2010, the Registrant sold its remaining property to a third party.

As of December 31, 2010, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Carriage Hill Apartments during December 2010. TheGeneral Partner estimates the liquidation process will be completed by December 31, 2011. Because the success in realization of assets and settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees.  Management and administrative services are performed by the General Partner and by agents retained by the General Partner.  Property management services were provided at the Partnership's former property by an affiliate of the General Partner for the years ended December 31, 2010 and 2009.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

On December 28, 2010, the Partnership sold Carriage Hill Apartments to a third party for a gross sales price of $7,100,000.  The net proceeds realized by the Partnership were approximately $6,909,000 after payment of closing costs of approximately $191,000. The Partnership used approximately $5,360,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $5,332,000 as a result of the sale during the year ended December 31, 2010.  While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010, as a result of the sale of Carriage Hill Apartments, the Partnership recognized current tax expense of approximately $186,000, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at December 31, 2010.

The mortgage indebtedness that encumbered Carriage Hill Apartments of approximately $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) which had a maturity date of October 1, 2010. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $14,000 of which was allocated to the Partnership and capitalized during the year ended December 31, 2010. The unamortized balance of the loan costs of approximately $10,000 was written off in conjunction with the sale of Carriage Hill Apartments and recognized as loss on extinguishment of debt during the year ended December 31, 2010.

Capital Improvements:

Carriage Hill Apartments: During the year ended December 31, 2010, the Partnership completed approximately $223,000 of capital improvements at the property, consisting primarily of electrical upgrades, water heater, appliance and floor covering replacements and reconstruction related to wind and hail damage to the property caused by a severe storm. These improvements were funded from operations and insurance proceeds. The Partnership sold Carriage Hill Apartments to a third party on December 28, 2010.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

                                       PART II

Item 5.  Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, sold 18,714 limited partnership units (the “Units”) aggregating $18,714,000 including 100 Units purchased by the General Partner for $100,000. At December 31, 2010, the Partnership had 760 holders of record owning an aggregate of 18,620 Units.  Affiliates of the General Partner owned 11,518 Units or 61.86% at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Operations	$ 188	$ 9.98	$ --	$ --
Refinance (1)	172	9.13	425	22.60
	$ 360	$ 19.11	$ 425	$ 22.60

(1)   Distributions from the September 2007 refinancing of the mortgage encumbering Carriage Hill Apartments.

Subsequent to December 31, 2010, the Partnership distributed sale proceeds of approximately $1,420,000 to its limited partners from the December 2010 sale of Carriage Hill Apartments (approximately $76.24 per limited partnership unit). Additionally, in conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, which owned Carriage Hill Apartments, to the Partnership, approximately $13,000 was distributed to the general partner of the majority-owned sub-tier limited partnership subsequent to December 31, 2010.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 Units in the Partnership representing 61.86% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.86% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2010, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Carriage Hill Apartments during December 2010. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $5,481,000 for the year ended December 31, 2010 compared to net income of approximately $330,000 for the year ended December 31, 2009. The increase in net income is due to the gain from sale of discontinued operations in 2010, partially offset by a decrease in income from discontinued operations.

On December 28, 2010, the Partnership sold Carriage Hill Apartments to a third party for a gross sales price of $7,100,000.  The net proceeds realized by the Partnership were approximately $6,909,000 after payment of closing costs of approximately $191,000. The Partnership used approximately $5,360,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $5,332,000 as a result of the sale during the year ended December 31, 2010.  In addition the Partnership recognized a loss on extinguishment of debt of approximately $10,000 as a result of the write off of unamortized loan costs during the year ended December 31, 2010. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010, as a result of the sale of Carriage Hill Apartments, the Partnership recognized current tax expense of approximately $186,000, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at December 31, 2010.

Excluding the impact of the gain from sale of discontinued operations in 2010, the Partnership’s income from discontinued operations was approximately $149,000 and $330,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in income from discontinued operations is due to a decrease in total revenues and an increase in total expenses, partially offset by the recognition of a casualty gain in 2010.

The decrease in total revenues is due to decreases in both rental and other income. The decrease in rental income is due to a decrease in the average rental rate and a slight decrease in occupancy at Carriage Hill Apartments. The decrease in other income is primarily due to a decrease in resident utility reimbursements.

The increase in total expenses is primarily due to increases in operating and general and administrative expenses and the recognition of a loss on extinguishment of debt in 2010. Depreciation, interest and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is due to increases in salaries and related benefits and clean-up costs incurred related to a severe storm at Carriage Hill Apartments (as discussed below), partially offset by a decrease in contract services.

The increase in general and administrative expenses is primarily due to application costs incurred by the Partnership in 2010 related to a potential refinancing of the mortgage debt encumbering Carriage Hill Apartments, which had a maturity date of October 1, 2010. The option to extend the maturity date to October 1, 2011 was exercised in July 2010. As a result of the sale of Carriage Hill Apartments in December 2010, approximately $71,000 of costs which had been incurred prior to the sale for a potential refinancing were expensed. The increase in general and administrative expenses is also due to the reversal of the management fee based on net cash from operations payable to the General Partner during the year ended December 31, 2009 and an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During June 2010, Carriage Hill Apartments suffered damages of approximately $35,000 from falling trees as a result of a severe storm. During the year ended December 31, 2010, the Partnership incurred approximately $10,000 for clean-up costs, which were included in operating expenses. During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $25,000 as a result of the receipt of insurance proceeds of approximately $25,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2011 due to the sale of its remaining  investment property (see “Note A – Basis of Presentation” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $1,859,000 compared to approximately $171,000 at December 31, 2009.  Cash and cash equivalents increased approximately $1,688,000 since December 31, 2009 due to approximately $6,725,000 and $333,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $5,370,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Carriage Hill Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Carriage Hill Apartments, distributions to partners, loan costs paid and repayment of advances from an affiliate, partially offset by advances received from an affiliate and the return of sale distributions paid to the General Partner in prior years.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $113,000 to fund real estate taxes and a fee to extend the maturity date of the mortgage encumbering Carriage Hill Apartments. There were no such advances during the year ended December 31, 2009. AIMCO Properties, L.P. charged interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrued interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner reviewed the market rate adjustment quarterly. Interest expense was approximately $3,000 for the year ended December 31, 2010. There was no such interest expense during the year ended December 31, 2009. During the year ended December 31, 2010 the Partnership repaid the outstanding advances and accrued interest of approximately $116,000. There were no payments made during the year ended December 31, 2009. There were no outstanding advances or associated accrued interest at December 31, 2010 and 2009.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at December 31, 2010, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $64,000, which is included in the Consolidated Statements of Changes in Partners’ Capital/Net Assets in Liquidation.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Operations	$ 188	$ 9.98	$ --	$ --
Refinance (1)	172	9.13	425	22.60
	$ 360	$ 19.11	$ 425	$ 22.60

(1)   Distributions from the September 2007 refinancing of the mortgage encumbering Carriage Hill Apartments.

Subsequent to December 31, 2010, the Partnership distributed sale proceeds of approximately $1,420,000 to its limited partners from the December 2010 sale of Carriage Hill Apartments (approximately $76.24 per limited partnership unit). Additionally, in conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, which owned Carriage Hill Apartments, to the Partnership, approximately $13,000 was distributed to the general partner of the majority-owned sub-tier limited partnership subsequent to December 31, 2010.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk. Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 8.     Financial Statements and Supplementary Data

ANGELES PARTNERS X

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Statement of Net Assets in Liquidation - December 31, 2010.

      Consolidated Balance Sheet – December 31, 2009.

Consolidated Statements of Discontinued Operations - Years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners' Capital/Net Assets in Liquidation - Years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009.

      Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners X

We have audited the consolidated statement of net assets in liquidation of Angeles Partners X as of December 31, 2010, the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of discontinued operations, changes in partners’ capital/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, on December 31, 2010 the General Partner of Angeles Partners X decided to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of December 31, 2010 to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Angeles Partners X as of December 31, 2010, the consolidated financial position at December 31, 2009, and the consolidated results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2011

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(in thousands)

December 31, 2010

Assets
Cash and cash equivalents	$ 1,859
Due from General Partner (Note I)	154
Receivables	19
2,032

Liabilities
Accounts payable	111
Other liabilities	25
Taxes payable (Note E)	235
Estimated costs to liquidate (Note C)	64
435

Net assets in liquidation	$ 1,597

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

                             CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

December 31, 2009

Assets Held for Sale:
Cash and cash equivalents	$ 171
Receivables and deposits	55
Other assets	51
Investment property (Note H):
Land	101
Buildings and related personal property	7,290
7,391
Less accumulated depreciation	(6,049)
1,342
$ 1,619

Liabilities and Partners' Deficit
Liabilities related to Assets Held for Sale:
Accounts payable	$ 15
Tenant security deposit liabilities	28
Accrued property taxes	62
Other liabilities	132
Mortgage note payable (Note D)	5,360
5,597

Partners' Deficit
General partners	(232)
Limited partners	(3,746)
(3,978)
$ 1,619

See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                 CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Income from continuing operations	$ --	$ --
Income from discontinued operations:
Revenues:
Rental income	1,417	1,451
Other income	129	137
Total revenues	1,546	1,588

Expenses:
Operating	749	666
General and administrative	173	79
Depreciation	200	210
Interest	94	102
Property taxes	196	201
Loss on extinguishment of debt (Notes D and H)	10	--
Total expenses	1,422	1,258

Casualty gain (Note G)	25	--

Income from discontinued operations	149	330
Gain from sale of discontinued operations (Note H)	5,332	--
Net income (Note E)	$ 5,481	$ 330

Net income allocated to general partners	$ 55	$ 3
Net income allocated to limited partners	5,426	327
	$ 5,481	$ 330
Per limited partnership unit:
Income from discontinued operations	$ 7.89	$ 17.56
Gain from sale of discontinued operations	283.52	--
Net income	$291.41	$ 17.56

Distributions per limited partnership unit	$ 19.11	$ 22.60

See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	18,714	$ 1	$18,714	$18,715

Partners' deficit
at December 31, 2008	18,625	$ (231)	$(3,652)	$(3,883)

Distributions to partners	--	(4)	(421)	(425)

Net income for the year
ended December 31, 2009	--	3	327	330

Partners’ deficit
at December 31, 2009	18,625	(232)	(3,746)	(3,978)

Abandonment of limited partnership
units (Note B)	(5)	--	--	--

Deficit restoration contribution due
from General Partner (Note I)	--	154	--	154

Return of distributions (Note F)	--	364	--	364

Distributions to partners	--	(4)	(356)	(360)

Net income for the year ended
December 31, 2010	--	55	5,426	5,481

Partners’ capital at
December 31, 2010	18,620	$ 337	$ 1,324	1,661

Adjustment to liquidation basis
(Notes A and C)				(64)

Net assets in liquidation at
December 31, 2010				$ 1,597

See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 5,481	$ 330
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	200	210
Amortization of loan costs	35	41
Casualty gain	(25)	--
Gain from sale of discontinued operations	(5,332)	--
Loss on extinguishment of debt	10	--
Change in accounts:
Receivables and deposits	36	(42)
Other assets	20	4
Accounts payable	62	5
Tenant security deposit liabilities	(28)	(3)
Accrued property taxes	(62)	5
Due to affiliates	--	(9)
Other liabilities	(64)	52
Net cash provided by operating activities	333	593

Cash flows from investing activities:
Property improvements and replacements	(209)	(181)
Net proceeds from sale of discontinued operations	6,909	--
Insurance proceeds received	25	--
Net cash provided by (used in) investing activities	6,725	(181)

Cash flows from financing activities:
Repayment of mortgage note payable	(5,360)	--
Advances from affiliate	113	--
Repayment of advances from affiliate	(113)	--
Loan costs paid	(14)	--
Distributions returned from general partner	364	--
Distributions to partners	(360)	(425)
Net cash used in financing activities	(5,370)	(425)

Net increase (decrease) in cash and cash equivalents	1,688	(13)
Cash and cash equivalents at beginning of year	171	184
Cash and cash equivalents at end of year	$ 1,859	$ 171

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 64	$ 57

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 14	$ --
Deficit restoration contribution receivable from
General Partner	$ 154	$ --

See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS X

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2010

Note A – Basis of Presentation

As of December 31, 2010, Angeles Partners X (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note H – Disposition of Investment Property“).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the general partner’s estimates as of the date of the consolidated financial statements.

Angeles Realty Corporation, a California corporation (“ARC” or the “General Partner”) estimates that the liquidation process will be completed by December 31, 2011. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the years ended December 31, 2010 and 2009 reflect the operations of Carriage Hill Apartments as income from discontinued operations and the balance sheet as of December 31, 2009 reflects the assets and liabilities of Carriage Hill Apartments as held for sale as a result of the sale of the property on December 28, 2010, (as discussed in “Note H”).

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Amended Agreement of Limited Partnership (hereinafter referred to as the "Partnership Agreement") dated June 24, 1980. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation. ARC is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The non-managing general partner is AIMCO Properties, L.P. (an affiliate of AIMCO). The General Partner and the non-managing general partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Reclassifications:  Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

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

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $1,853,000 and $132,000 at December 31, 2010 and 2009, respectively that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership required security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits at December 31, 2009. The security deposits were refunded when the tenant vacated the property, provided the tenant had not damaged the unit and was current on rental payments.

Investment Property: Investment property consisted of one apartment complex and was stated at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. The Partnership capitalized costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. The Partnership capitalized interest, property taxes and insurance during periods in which redevelopment and construction projects were in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2010 and 2009. Capitalized costs were depreciated over the estimated useful life of the asset. The Partnership charged to expense as incurred costs that did not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicated that the carrying amount of the property was not recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Abandoned Units: During 2010, the number of limited partnership units decreased by 5 units due to limited partners abandoning their units. In abandoning his or her units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Deferred Costs:  Loan costs of approximately $123,000, less accumulated amortization of approximately $92,000 were included in other assets at December 31, 2009 and were being amortized over the term of the related loan agreement. During the year ended December 31, 2010, loan costs of approximately $14,000 were incurred associated with extension of the mortgage maturity date during 2010. Amortization expense for the years ended December 31, 2010 and 2009 was approximately $35,000 and $41,000, respectively, and was included in interest expense. During the year ended December 31, 2010, loan costs of approximately $137,000 and amortization of approximately $127,000 were written off in connection with the sale of the property resulting in a $10,000 loss on debt extinguishment.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Leases:  The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Use of Estimates:  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Segment Reporting: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising Costs:  The Partnership expensed the costs of advertising as incurred.  Advertising costs of approximately $34,000 and $33,000 for the years ended December 31, 2010 and 2009, respectively, are included in operating expenses.

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2010, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $64,000, which is included in the Consolidated Statements of Changes in Partners’ Capital/Net Assets in Liquidation.

Note D – Mortgage Note Payable

The mortgage indebtedness that encumbered Carriage Hill Apartments of approximately $5,360,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) which had a maturity date of October 1, 2010. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $14,000 of which was allocated to the Partnership and capitalized during the year ended December 31, 2010. The unamortized balance of the loan costs of approximately $10,000 was written off in conjunction with the sale of Carriage Hill Apartments (see Note H) and recognized as loss on extinguishment of debt during the year ended December 31, 2010.

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The Partnership adopted the liquidation basis of accounting effective December 31, 2010.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2010	2009

Net income as reported	$ 5,481	$ 330
Add (deduct):
Depreciation differences	82	26
Unearned income	(21)	2
Other	(342)	(41)
Federal taxable income	$ 5,200	$ 317

Federal taxable income per
limited partnership unit	$276.76	$ 16.84

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (liabilities) (in thousands):

	2010	2009
Net assets (liabilities) - as
reported	$ 1,661	$(3,978)
Land and buildings	--	572
Accumulated depreciation	--	(296)
Syndication fees	2,071	2,071
Other	(92)	67
Net liabilities - Federal tax basis	$ 3,640	$(1,564)

The Partnership is subject to Michigan income taxes as a result of the Partnership’s former property, Carriage Hill Apartments, being located in the state of Michigan. During 2010, the Partnership recognized current tax expense of approximately $209,000 of which approximately $23,000 and $186,000 are included in operating expense and as a reduction of gain from sale of discontinued operations, respectively. Taxes payable at December 31, 2010 also included approximately $26,000 which is owed for 2009 Michigan income taxes.

Note F - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $78,000 and $79,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $54,000 and $40,000 for the years ended December 31, 2010 and 2009, respectively. These amounts are included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $21,000 and $15,000, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments in 2003. The Partnership paid a distribution of approximately $154,000 to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions were subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return these amounts to the Partnership. These distributions totaling $364,000 were returned by the General Partner to the Partnership during the year ended December 31, 2010 as a result of the limited partners not receiving a return of their original capital contributions plus the cumulative preferred return with the sale of the Partnership’s remaining investment property during December 2010.

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. The General Partner was entitled to a fee of approximately $6,000 and $21,000 for the years ended December 31, 2010 and 2009, respectively. However, the fees were not accrued as it was determined that the criteria for payment of the fees would not be met. For the year 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the year ended December 31, 2009, as it was determined that the criteria for payment of the fee would not be met.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $113,000 to fund real estate taxes and a fee to extend the maturity date of the mortgage encumbering Carriage Hill Apartments. There were no such advances during the year ended December 31, 2009. AIMCO Properties, L.P. charged interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrued interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner reviewed the market rate adjustment quarterly. Interest expense was approximately $3,000 for the year ended December 31, 2010. There was no such interest expense during the year ended December 31, 2009. During the year ended December 31, 2010 the Partnership repaid the outstanding advances and accrued interest of approximately $116,000. There were no payments made during the year ended December 31, 2009. There were no outstanding advances or associated accrued interest at December 31, 2010 and December 31, 2009.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $30,000 and $22,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the “Units”) in the Partnership representing 61.86% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.86% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note G – Casualty Event

During June 2010, Carriage Hill Apartments suffered damages of approximately $35,000 from falling trees as a result of a severe storm. During the year ended December 31, 2010, the Partnership incurred approximately $10,000 for clean-up costs, which were included in operating expenses. During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $25,000 as a result of the receipt of insurance proceeds of approximately $25,000. The damaged assets were fully depreciated.

Note H – Disposition of Investment Property

On December 28, 2010, the Partnership sold Carriage Hill Apartments to a third party for a gross sales price of $7,100,000.  The net proceeds realized by the Partnership were approximately $6,909,000 after payment of closing costs of approximately $191,000. The Partnership used approximately $5,360,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $5,332,000 as a result of the sale during the year ended December 31, 2010. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010, as a result of the sale of Carriage Hill Apartments, the Partnership recognized current tax expense of approximately $186,000, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at December 31, 2010.

Note I – Deficit Restoration

As of December 31, 2010, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property. If the General Partner has a deficit balance in its capital account, on a tax basis, following the liquidation of the Partnership, the General Partner is obligated to restore the amount of such deficit balance to the Partnership. The Partnership has recorded a receivable from the General Partner at December 31, 2010 of approximately $154,000 to restore the General Partner’s tax basis deficit balance. Subsequent to December 31, 2010, the balance was received from the General Partner.

Note J – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Operations	$ 188	$ 9.98	$ --	$ --
Refinance (1)	172	9.13	425	22.60
	$ 360	$ 19.11	$ 425	$ 22.60

(1)   Distributions from the September 2007 refinancing of the mortgage encumbering Carriage Hill Apartments.

Subsequent to December 31, 2010, the Partnership distributed sale proceeds of approximately $1,420,000 to its limited partners from the December 2010 sale of Carriage Hill Apartments (approximately $76.24 per limited partnership unit). Additionally, in conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, which owned Carriage Hill Apartments, to the Partnership, approximately $13,000 was distributed to the general partner of the majority-owned sub-tier limited partnership subsequent to December 31, 2010.

Note K – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its former property.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units (the “Units”) of the Registrant as of December 31, 2010.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	135	0.73%
(an affiliate of AIMCO)
Cooper River Properties, LLC	3,784	20.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	7,599	40.81%
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

Affiliates of the General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $78,000 and $79,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $54,000 and $40,000 for the years ended December 31, 2010 and 2009, respectively. These amounts are included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $21,000 and $15,000, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments in 2003. The Partnership paid a distribution of approximately $154,000 to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions were subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner will be required to return these amounts to the Partnership. These distributions totaling $364,000 were returned by the General Partner to the Partnership during the year ended December 31, 2010 as a result of the limited partners not receiving a return of their original capital contributions plus the cumulative preferred return with the sale of the Partnership’s remaining investment property during December 2010.

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services. This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement. The General Partner was entitled to a fee of approximately $6,000 and $21,000 for the years ended December 31, 2010 and 2009, respectively. However, the fees were not accrued as it was determined that the criteria for payment of the fees would not be met. For the year 2008, the Partnership accrued a fee of approximately $9,000, which was reversed during the year ended December 31, 2009, as it was determined that the criteria for payment of the fee would not be met.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $113,000 to fund real estate taxes and a fee to extend the maturity date of the mortgage encumbering Carriage Hill Apartments. There were no such advances during the year ended December 31, 2009. AIMCO Properties, L.P. charged interest on advances under the terms permitted by the Partnership Agreement. The outstanding advances made to the Partnership accrued interest at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner reviewed the market rate adjustment quarterly. Interest expense was approximately $3,000 for the year ended December 31, 2010. There was no such interest expense during the year ended December 31, 2009. During the year ended December 31, 2010 the Partnership repaid the outstanding advances and accrued interest of approximately $116,000. There were no payments made during the year ended December 31, 2009. There were no outstanding advances or associated accrued interest at December 31, 2010 and December 31, 2009.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $30,000 and $22,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the “Units”) in the Partnership representing 61.86% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.86% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $38,000 for the years 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $14,000 and $11,000 for the years 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

      Consolidated Statement of Net Assets in Liquidation - December 31, 2010.

Consolidated Balance Sheet – December 31, 2009.

Consolidated Statements of Discontinued Operations - Years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners' Capital/Net Assets in Liquidation – Years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows – Years ended December 31, 2010 and 2009.

Notes to Consolidated Financial Statements.

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

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 28, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 28, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 28, 2011
Stephen B. Waters	Accounting

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

10.28       Second Amendment to Purchase and Sale Contract dated December 2, 2010 between Carriage APX, a Michigan limited partnership and Carriage Hill Meridian, LLC, a Michigan limited liability company, filed in Current Report on Form 8-K dated December 2, 2010 and incorporated herein by reference.

10.29       Third Amendment to Purchase and Sale Contract dated December 28, 2010 between Carriage APX, a Michigan limited partnership and Carriage Hill Meridian, LLC, a Michigan limited liability company, filed in Current Report on Form 8-K dated December 28, 2010 and incorporated herein by reference.

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