Form 10-Q
period 2011-03-31
ANGELES PARTNERS X
filed 2011-05-13
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 466	$ 1,859
Due from General Partner (Note E)	--	154
Receivables	5	19
	471	2,032
Liabilities
Accounts payable	--	111
Other liabilities	6	25
Distribution payable (Note F)	58	--
Taxes payable (Note G)	209	235
Estimated costs to liquidate (Note B)	43	64
	316	435

Net assets in liquidation	$ 155	$ 1,597

Note: The consolidated statement of net assets in liquidation at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis – Unaudited)

(in thousands)

For the Three Months Ended March 31, 2011

Net assets in liquidation at January 1, 2011	$ 1,597

Distribution to partners	(1,433)

Increase in estimated settlement amount of liabilities	(9)

Net assets in liquidation at March 31, 2011	$ 155

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

Three Months Ended March 31, 2010

Income from continuing operations	$ --
Income from discontinued operations:
Revenues:
Rental income	372
Other income	26
Total revenues	398

Expenses:
Operating	158
General and administrative	23
Depreciation	51
Interest	24
Property taxes	58
Total expenses	314

Net income	$ 84

Net income allocated to general partners (1%)	$ 1
Net income allocated to limited partners (99%)	83
$ 84

Net income per limited partnership unit	$ 4.46

Distribution per limited partnership unit	$ 5.32

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended March 31, 2010

Cash flows from operating activities:
Net income	$ 84
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	51
Amortization of loan costs	10
Change in accounts:
Receivables and deposits	(14)
Other assets	(15)
Accounts payable	(3)
Tenant security deposit liabilities	1
Accrued property taxes	(4)
Other liabilities	(23)

Net cash provided by operating activities	87

Cash flows used in investing activities:
Property improvements and replacements	(12)

Cash flows used in financing activities:
Distribution to partners	(100)

Net decrease in cash and cash equivalents	(25)

Cash and cash equivalents at beginning of period	171

Cash and cash equivalents at end of period	$ 146

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 14

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of December 31, 2010, Angeles Partners X (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”).

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

Angeles Realty Corporation, a California Corporation, (“ARC” or the “General Partner”) estimates that the liquidation process will be completed by December 31, 2011. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying consolidated statement of discontinued operations for the three months ended March 31, 2010 reflects the operations of Carriage Hill Apartments as income from discontinued operations as a result of the sale of the property on December 28, 2010 (as discussed in “Note D – Disposition of Investment Property”).

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

At December 31, 2010, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment of other assets and liabilities required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $64,000.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 for the three months ended March 31, 2010, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $7,000 for the three months ended March 31, 2010, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2010 are construction management services provided by an affiliate of the General Partner of less than $1,000.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 4% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $210,000 to the General Partner related to the sale of Greentree Apartments in 2003. The Partnership paid a distribution of approximately $154,000 to the General Partner related to the sale of Vista Hills Apartments in 1999. These distributions were subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the General Partner is required to return these amounts to the Partnership. These distributions totaling $364,000 were returned by the General Partner to the Partnership during the year ended December 31, 2010 as a result of the limited partners not receiving a return of their original capital contributions plus the cumulative preferred return with the sale of the Partnership’s remaining investment property during December 2010.

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.   This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.  The General Partner was entitled to a fee of approximately $4,000 for the three months ended March 31, 2010. However, this fee was not accrued as it was determined that the criteria for payment of the fee would not be met. The General Partner did not earn a fee for the three months ended March 31, 2011.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its former property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for insurance coverage and fees associated with policy claims administration.

Note D – Disposition of Investment Property

On December 28, 2010, the Partnership sold Carriage Hill Apartments to a third party for a gross sales price of $7,100,000.  The net proceeds realized by the Partnership were approximately $6,909,000 after payment of closing costs of approximately $191,000. The Partnership used approximately $5,360,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $5,332,000 as a result of the sale during the year ended December 31, 2010. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010, as a result of the sale of Carriage Hill Apartments, the Partnership recognized 2010 tax expense of approximately $186,000, which was reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at March 31, 2011 and December 31, 2010.

Note E – Deficit Restoration

As of December 31, 2010, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property. If the General Partner has a deficit balance in its capital account, on a tax basis, following the liquidation of the Partnership, the General Partner is obligated to restore the amount of such deficit balance to the Partnership. The Partnership recorded a receivable from the General Partner at December 31, 2010 of approximately $154,000 to restore the General Partner’s tax basis deficit balance. The balance was received from the General Partner during the three months ended March 31, 2011.

Note F – Distributions

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2011	Unit	2010	Unit

Sale(1)	$ 1,420	$ 76.24	$ --	$ --
Refinance (2)	--	--	100	5.32
	$ 1,420	$ 76.24	$ 100	$ 5.32

(1)   Distribution from the December 2010 sale of Carriage Hill Apartments and includes approximately $58,000 of estimated taxes to be paid on behalf of certain limited partners.

(2)            Distribution from the September 2007 refinancing of the mortgage encumbering Carriage Hill Apartments.

The distribution payable at March 31, 2011 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Carriage Hill Apartments.

In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, which owned Carriage Hill Apartments, to the Partnership, approximately $13,000 was distributed to the general partner of the majority-owned sub-tier limited partnership during the three months ended March 31, 2011.

Note G – Taxes Payable

The Partnership is subject to Michigan income taxes as a result of the Partnership’s former property, Carriage Hill Apartments, being located in the state of Michigan. At December 31, 2010, the Partnership had taxes payable of approximately $209,000 of which approximately $23,000 and $186,000 was included in operating expense and as a reduction of gain from sale of discontinued operations in 2010, respectively. Taxes payable at December 31, 2010 also included approximately $26,000 which was owed for 2009 Michigan income taxes. During the three months ended March 31, 2011 the Partnership paid the 2009 tax liability of approximately $26,000. The Partnership does not expect to owe any Michigan income taxes for 2011.

Note H – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

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

On December 28, 2010, the Partnership sold Carriage Hill Apartments to a third party for a gross sales price of $7,100,000.  The net proceeds realized by the Partnership were approximately $6,909,000 after payment of closing costs of approximately $191,000. The Partnership used approximately $5,360,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $5,332,000 as a result of the sale during the year ended December 31, 2010. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010 as a result of the sale of Carriage Hill Apartments, the Partnership recognized 2010 tax expense of approximately $186,000, which was reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at March 31, 2011 and December 31, 2010.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the consolidated financial statements.

During the three months ended March 31, 2011, net assets in liquidation decreased by approximately $1,442,000. The decrease in net assets in liquidation is due to a distribution paid/accrued to partners and an increase in the estimated settlement amount of liabilities.

The consolidated statement of net assets in liquidation as of March 31, 2011 includes approximately $43,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2011. Because the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2011	Unit	2010	Unit

Sale(1)	$ 1,420	$ 76.24	$ --	$ --
Refinance (2)	--	--	100	5.32
	$ 1,420	$ 76.24	$ 100	$ 5.32

(1)   Distribution from the December 2010 sale of Carriage Hill Apartments and includes approximately $58,000 of estimated taxes to be paid on behalf of certain limited partners.

(2)   Distribution from the September 2007 refinancing of the mortgage encumbering Carriage Hill Apartments.

The distribution payable at March 31, 2011 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Carriage Hill Apartments.

In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, which owned Carriage Hill Apartments, to the Partnership, approximately $13,000 was distributed to the general partner of the majority-owned sub-tier limited partnership during the three months ended March 31, 2011.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.86% of the outstanding Units at March 31, 2011.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.86% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: May 13, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2011	By: /s/Stephen B. Waters
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