Form 10-Q
period 2011-06-30
ANGELES PARTNERS X
filed 2011-08-12
CIK 317900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(Liquidation Basis)

(Unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 458	$ 1,859
Due from General Partner	--	154
Receivables	5	19
Total assets	463	2,032
Liabilities
Accounts payable	--	111
Other liabilities	6	25
Distribution payable	58	--
Taxes payable	209	235
Estimated costs to liquidate	35	64
Total liabilities	308	435

Net assets in liquidation	$ 155	$ 1,597

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

(In thousands)

For the Six Months Ended June 30, 2011

Net assets in liquidation at January 1, 2011	$ 1,597

Distribution to partners	(1,433)

Increase in estimated settlement amount of liabilities	(9)

Net assets in liquidation at June 30, 2011	$ 155

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

 (In thousands, except per unit data)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Income from continuing operations	$ --	$ --
Income from discontinued operations:
Revenues:
Rental income	363	735
Other income	32	58
Total revenues	395	793

Expenses:
Operating	176	334
General and administrative	25	48
Depreciation	49	100
Interest	24	48
Property taxes	58	116
Total expenses	332	646

Net income	$ 63	$ 147

Net income allocated to general partners (1%)	$ --	$ 1

Net income allocated to limited partners (99%)	$ 63	$ 146

Net income per limited partnership unit	$ 3.38	$ 7.84

Distributions per limited partnership unit	$ 13.79	$ 19.11

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS X

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Six Months Ended June 30, 2010

Cash flows from operating activities:
Net income	$ 147
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	100
Amortization of loan costs	20
Change in accounts:
Receivables and deposits	(33)
Other assets	(9)
Accounts payable	15
Tenant security deposit liabilities	2
Accrued property taxes	53
Other liabilities	(47)
Net cash provided by operating activities	248

Cash flows used in investing activities:
Property improvements and replacements	(19)

Cash flows used in financing activities:
Distributions to partners	(360)

Net decrease in cash and cash equivalents	(131)

Cash and cash equivalents at beginning of period	171

Cash and cash equivalents at end of period	$ 40

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 28

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 6

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

In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The consolidated statement of net assets in liquidation at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated statement of discontinued operations for the three and six months ended June 30, 2010 reflects the operations of Carriage Hill Apartments as income from discontinued operations as a result of the sale of the property on December 28, 2010 (as discussed in “Note D – Disposition of Investment Property”).

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

Affiliates of the General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $40,000 for the six months ended June 30, 2010, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $15,000 for the six months ended June 30, 2010, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2010 are construction management services provided by an affiliate of the General Partner of approximately $1,000.

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

The Partnership Agreement provides for a fee equal to 5% of “net cash flow from operations”, as defined in the Partnership Agreement, to be paid to the General Partner for executive and administrative services.   This fee is subordinate to the limited partners receiving a cumulative return of 5% per annum on their adjusted capital investment, as defined in the Partnership Agreement.  The General Partner was entitled to a fee of approximately $11,000 for the six months ended June 30, 2010. However, this fee was not accrued as it was determined that the criteria for payment of the fee would not be met.

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

Note D – Disposition of Investment Property

On December 28, 2010, the Partnership sold Carriage Hill Apartments to a third party for a gross sales price of $7,100,000.  The net proceeds realized by the Partnership were approximately $6,909,000 after payment of closing costs of approximately $191,000. The Partnership used approximately $5,360,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $5,332,000 as a result of the sale during the year ended December 31, 2010. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010, as a result of the sale of Carriage Hill Apartments, the Partnership recognized 2010 tax expense of approximately $186,000, which was reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at June 30, 2011 and December 31, 2010.

Note E – Deficit Restoration

As of December 31, 2010, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property. If the General Partner has a deficit balance in its capital account, on a tax basis, following the liquidation of the Partnership, the General Partner is obligated to restore the amount of such deficit balance to the Partnership. The Partnership recorded a receivable from the General Partner at December 31, 2010 of approximately $154,000 to restore the General Partner’s tax basis deficit balance. The balance was received from the General Partner during the six months ended June 30, 2011.

Note F – Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2011	Unit	2010	Unit

Operations	$ --	$ --	$ 188	$ 9.98
Sale(1)	1,420	76.24	--	--
Refinance (2)	--	--	172	9.13
	$ 1,420	$ 76.24	$ 360	$ 19.11

(1)   Distribution from the December 2010 sale of Carriage Hill Apartments and includes approximately $58,000 of estimated taxes to be paid on behalf of certain limited partners.

(2)            Distribution from the September 2007 refinancing of the mortgage encumbering Carriage Hill Apartments.

The distribution payable at June 30, 2011 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Carriage Hill Apartments.

In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, which owned Carriage Hill Apartments, to the Partnership, approximately $13,000 was distributed to the general partner of the majority-owned sub-tier limited partnership during the six months ended June 30, 2011.

Note G – Taxes Payable

The Partnership is subject to Michigan income taxes as a result of the Partnership’s former property, Carriage Hill Apartments, being located in the state of Michigan. At December 31, 2010, the Partnership had taxes payable of approximately $209,000 of which approximately $23,000 and $186,000 was included in operating expense and as a reduction of gain from sale of discontinued operations in 2010, respectively. Taxes payable at December 31, 2010 also included approximately $26,000 which was owed for 2009 Michigan income taxes. During the six months ended June 30, 2011 the Partnership paid the 2009 tax liability of approximately $26,000. The Partnership does not expect to owe any Michigan income taxes for 2011.

Note H – Casualty Event

During June 2010, Carriage Hill Apartments suffered damages of approximately $35,000 from falling trees as a result of a severe storm. During the three and six months ended June 30, 2010, the Partnership incurred approximately $9,000 for clean up costs, which were included in operating expense. During the third quarter of 2010 the Partnership recognized a casualty gain of approximately $25,000 as a result of the receipt of insurance proceeds of approximately $25,000. The damaged assets were fully depreciated.

Note I – Contingencies

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

On December 28, 2010, the Partnership sold Carriage Hill Apartments to a third party for a gross sales price of $7,100,000.  The net proceeds realized by the Partnership were approximately $6,909,000 after payment of closing costs of approximately $191,000. The Partnership used approximately $5,360,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $5,332,000 as a result of the sale during the year ended December 31, 2010. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010 as a result of the sale of Carriage Hill Apartments, the Partnership recognized 2010 tax expense of approximately $186,000, which was reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at June 30, 2011 and December 31, 2010.

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

During the six months ended June 30, 2011, net assets in liquidation decreased by approximately $1,442,000. The decrease in net assets in liquidation is due to distributions to partners and an increase in the estimated settlement amount of liabilities.

The consolidated statement of net assets in liquidation as of June 30, 2011 includes approximately $35,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2011. Because the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2011	Unit	2010	Unit

Operations	$ --	$ --	$ 188	$ 9.98
Sale(1)	1,420	76.24	--	--
Refinance (2)	--	--	172	9.13
	$ 1,420	$ 76.24	$ 360	$ 19.11

(1)   Distribution from the December 2010 sale of Carriage Hill Apartments and includes approximately $58,000 of estimated taxes to be paid on behalf of certain limited partners.

(2)   Distribution from the September 2007 refinancing of the mortgage encumbering Carriage Hill Apartments.

The distribution payable at June 30, 2011 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Carriage Hill Apartments.

In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, which owned Carriage Hill Apartments, to the Partnership, approximately $13,000 was distributed to the general partner of the majority-owned sub-tier limited partnership during the six months ended June 30, 2011.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 11,518 limited partnership units (the "Units") in the Partnership representing 61.86% of the outstanding Units at June 30, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 61.86% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

ANGELES PARTNERS X

By: Angeles Realty Corporation
Its General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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